Form 10QSB
period 1995-09-30
VITAFORT INTERNATIONAL CORP
filed 1995-11-13
CIK 857139

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-QSB

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

           for the quarterly period ended September 30, 1995

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from________to________

                    Commission File Number  0-18438


                  VITAFORT INTERNATIONAL CORPORATION
        (Exact name of Registrant as specified in its charter)


         DELAWARE                                       68-0110509
(State or other Jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

     1800 Avenue of the Stars, Suite 480, Los Angeles, CA 90067
               (Address of principal executive offices)
                              (Zip Code)

                              (310) 552-6393
         (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 of during the preceding twelve months ended December 31, 1994 (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                       Yes:  X         No:

The aggregate market value of the shares of the Registrant's Common Stock held as of September 30, 1995, based on the average bid and asked prices as reported on OTC on such date was approximately
$5,069,232.

The number of shares of the Registrant's Common Stock, par value
$.0001 per shares outstanding on November 6, 1995 was 31,486,893.

                    VITAFORT INTERNATIONAL CORPORATION

                                CONTENTS

                      PART I  -  FINANCIAL INFORMATION

                                                                               Page No.
ITEM 1. Financial Statements:

        Balance Sheets  -  September 30, 1995 and December 31, 1994...........  3-4


        Statements of Operations  -  Three Months Ended
        September 30, 1995 and 1994, and Nine Months Ended
        September 30, 1995 and 1994...........................................    5


        Statements of Cash Flows -  Nine Months Ended
        September 30, 1995 and 1994...........................................    6


        Notes to the Financial Statements..................................... 7-10


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................. 11-13

        Signatures...........................................................    14


                    VITAFORT INTERNATIONAL CORPORATION
                             BALANCE SHEET
                 SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                 ASSETS


                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1995            1994
                                                  -------------   ------------
                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash                                             $  317,551         $330,977
  Accounts receivable - trade, net allowance
    for doubtful accounts of $45,650 and
    $35,456 in 1995 and 1994 respectively             160,509          150,937
  Inventory                                           126,872          190,750
  Prepaid expenses and other current assets           117,233           62,433
                                                    ---------          -------
         TOTAL CURRENT ASSETS                         722,165          735,097
                                                    ---------          -------

FIXED ASSETS:
  Manufacturing equipment                              94,216           94,216
  Furniture and office equipment                       80,795           77,888
  Computer equipment                                  134,588          131,599
                                                    ---------          -------
         TOTAL FIXED ASSETS                           309,600          303,703
  Less Accumulated Depreciation and
    Amortization                                     (124,632)         (78,551)
                                                    ---------          -------
         NET FIXED ASSETS                             184,968          225,152
                                                    ---------          -------

OTHER ASSETS:
  Intangible and other assets                         767,000           90,000
  Less accumulated amortization                      (111,064)         (53,758)
                                                    ---------          -------

         TOTAL OTHER ASSETS                           655,936           36,242
                                                    ---------          -------
         TOTAL ASSETS                              $1,563,069         $996,491
                                                    ---------          -------
                                                    ---------          -------







                SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                        VITAFORT INTERNATIONAL CORPORATION
                                  BALANCE SHEET
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                      LIABILITIES & STOCKHOLDERS' EQUITY



                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1995            1994
                                                      -------------   ------------
                                                       (UNAUDITED)
CURRENT LIABILITIES:
  Accounts Payable - trade                            $    107,563   $    279,864
  Accrued expenses                                         473,323        443,665
  Notes payable                                            500,000              0
  Notes payable - 5% convertible Note                      500,000        500,000
  Notes payable - other                                    435,000              0
  Current maturities of long-term debt                      59,750        163,357
                                                      ------------   ------------
         TOTAL CURRENT LIABILITIES                       2,075,636      1,386,886
                                                      ------------   ------------

STOCKHOLDERS' EQUITY:
  Series B 10% Cumulative Convertible Preferred
   Stock, $0.01 par value, cumulative, 110,000
   shares  authorized, 2,000 shares issued and
   outstanding at September 30, 1995 and
   December 31, 1994; aggregate liquidation
   preference of $100,000 at
   September 30, 1995 and December 31, 1994                     20             20
  Series C, Convertible Preferred Stock, $0.01
   par value, 450 shares authorized, 50 shares
   issued and outstanding as of September 30,
   1995 and December 30, 1994 aggregate
   liquidation preference of $1 at
   September 30, 1995 and December 31, 1994                      1              1
  Series D 8% Convertible Preferred  Stock,
   $0.01 par value, 2,000 shares authorized,
   673 shares outstanding at September 30, 1995
   and December 31, 1994 aggregate liquidation
   preference of $673,000 at September 30, 1995
   and December 31, 1994                                         7              7
  Subscribed  Stock, 458.33 shares of 1995
   Series A Preferred Stock, (NET OF COMMISSIONS)          495,060
  Subscribed  Stock, 2,533,200 shares of Common Stock      386,576         74,925
  Notes receivable on subscribed common stock              (86,578)       (74,925)
  Common stock, $0.0001 par value 40,000,000
   shares authorized (SEE NOTE 7), 27,125,693
   shares outstanding at September 30, 1995
   and 24,026,107 shares issued and
   outstanding at December 31, 1994                          4,517          2,403
  Additional paid-in capital                            10,416,074      9,722,557
  Accumulated deficit                                  (11,728,244)   (10,115,383)
                                                      ------------   ------------
         TOTAL STOCKHOLDERS' DEFICIT                      (512,567)      (390,395)
                                                      ------------   ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  1,563,069   $    996,491
                                                      ------------   ------------
                                                      ------------   ------------


              SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                        VITAFORT INTERNATIONAL CORPORATION
                             STATEMENTS OF OPERATIONS
                           SEPTEMBER 30, 1995 AND 1994

                           THREE MONTHS ENDED SEPT. 30    NINE MONTHS ENDED SEPT. 30
                                1995       1994              1995            1994
                              -------    --------          --------        --------
                             (UNAUDITED)                 (UNAUDITED)
Net Sales                  $ 460,152     $ 457,650        $ 2,056,867   $   748,527
Cost of Sales                293,985       287,170          1,130,659       471,408
                           ---------     ---------        -----------     ----------
Gross profit                 166,167       170,480            926,208       277,119
                           ---------     ---------        -----------     ---------
Operating expenses:
  Product development        122,729        55,166            213,530       220,449
  Marketing                  296,829       174,751          1,083,136       469,956
  General and
   administrative            654,033       374,051          1,156,813     1,028,084

  Provision for
   discontinued operations         0             0                  0       150,000
                           ---------     ---------        -----------    ----------
    Total operating
     expenses                846,671       603,968          2,453,479     1,868,489
                           ---------     ---------        -----------    ----------

Operating loss              (681,501)     (433,488)        (1,527,268)   (1,591,370)
Interest income               16,149         2,919             19,007         2,919
Interest expense             (46,532)       (4,519)          (104,039)      (11,103)
Loss before provision
 for income taxes           (712,940)     (435,088)        (1,612,303)   (1,599,554)
Income taxes                       0             0                558             0
                           ---------     ---------        -----------    ----------
Net loss                   $(712,940)    $(435,088)       $(1,612,861)  $(1,599,554)
                           ---------     ---------        -----------    ----------
                           ---------     ---------        -----------    ----------
Net loss per share           $  (.03)      $  (.02)           $  (.06)      $  (.07)
                             -------       -------            -------       -------
                             -------       -------            -------       -------







                SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                  VITAFORT INTERNATIONAL CORPORATION
                      STATEMENTS OF CASH FLOWS
                SEPTEMBER 30, 1995 AND DECEMBER31,1994


                                               NINE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30, 1995    SEPTEMBER 30, 1994
                                               ------------------    ------------------
                                                   (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATIONS:
  Net loss                                        $(1,612,861)           $(1,599,554)
  Adjustments to reconcile net income to
    net cash used in operating activities:
    Provision for discontinued operations                   0                150,000
    Depreciation and amortization                     265,227                 93,747
  (Increase) decrease in:
    Inventory                                          63,878                (92,460)
    Accounts receivable                                (9,572)              (331,367)
    Prepaids and other assets                         (57,530)               112,375
  Increase (decrease) in:
    Accounts payable                                 (172,301)                 7,694
    Accrued expense                                   134,237               (58,895)
                                                  -----------           -----------
         NET CASH USED BY OPERATING ACTIVITIES     (1,388,992)           (1,718,460)
                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                $  (5,897)            $(162,330)
  Proceeds from sale of Crystal Clear Farms                 0               (24,250)
                                                  -----------           -----------
         NET CASH FROM INVESTING ACTIVITIES            (5,897)             (186,580)
                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of preferred and
    common stock                                     $550,000            $1,596,545
  Proceeds from (repayment of) notes
    payable, short term                               935,000                (5,000)
  Repayment of Long Term Debt                        (103,637)                    0
  Proceed from Long Term Borrowings                         0               360,496
                                                  -----------           -----------
         NET CASH PROVIDED BY FINANCING
           ACTIVITIES                               1,381,393             1,952,041
         NET INCREASE/(DECREASE) IN CASH              (13,426)               47,001
         CASH AT BEGINNING OF PERIOD                  330,977               504,481
                                                  -----------           -----------
         CASH AT END OF PERIOD                    $   317,551           $   551,482
                                                  -----------           -----------
                                                  -----------           -----------

                                               NINE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30, 1995    SEPTEMBER 30, 1994
                                               ------------------    ------------------
                                                   (UNAUDITED)          (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for interest           $ 61,937              $  9,658
                                                     --------              --------
                                                     --------              --------
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  FINANCING ACTIVITIES:
  Conversion of equity Series C Convertible
    preferred stock to debt payable to Gefi
    Holdings                                         $      0              $150,000
                                                     --------              --------
                                                     --------              --------


  Accrued dividends on convertible preferred
    stock                                            $      0              $  5,173
                                                     --------              --------
                                                     --------              --------

  Conversion of vendor and accrued operating
    debt to equity                                   $976,590              $      0
                                                     --------              --------
                                                     --------              --------

  Offset of notes receivable against accrued
    expenses                                         $ 74,295              $      0
                                                     --------              --------
                                                     --------              --------


            SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                   VITAFORT INTERNATIONAL CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1995 AND 1994
                                (UNAUDITED)

(1) NATURE OF BUSINESS AND BUSINESS HISTORY:

    Vitafort International Corporation (the Company) was incorporated on September 28, 1990 in the state of Delaware to succeed to the business of a California corporation of the same name that was organized on February 7, 1986.

    Until May 1, 1993, the Company was engaged in the design, formulation and development of value-added food and beverages for third parties. The Company also engaged in marketing wholesale value-added seafood, primarily salmon.

    The Company disposed of these operations in 1993, while still maintaining a royalty interest therein.

    The Company is presently engaged in formulating and marketing fat-free foods.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) The accompanying financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. The subsidiaries have had no operations since 1994 and will remain inactive in the near future.

(b) Inventories are stated at the lower cost (first-in, first-out basis) or market.

(c) Fixed assets are composed of manufacturing equipment, furniture, office equipment and computer equipment and are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life of five years.

(d) Intangible assets are composed of debt issuance costs, customer lists, and prepaid professional service contracts and are recorded at cost. The intangible assets are being amortized on a straight-line basis over periods not exceeding five years. All intangible assets associated with Future Foods (a subsidiary) were written-off during 1994.

(e) In the opinion of Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 annual report on Form 10-KSB.

     The results of operations for the nine month period ended
     September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                      VITAFORT INTERNATIONAL CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

(f) For the purpose of cash flow, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(g) Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

(3) NET INCOME (LOSS) PER SHARE:

     Net income (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding of 24,299,044 and 21,520,919 for the nine month periods ended September 30, 1995 and 1994 respectively and 24,585,133 and 22,035,468 for the three month period ended September 30, 1995 and 1994, respectively.

(4) PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets as of September 30, 1995 and December 31, 1994 consist of the following:

                                            SEPTEMBER 30,    DECEMBER 31,
                                                1995             1994
                                            -------------    -------------

     Prepaid Product Development Expenses        $ 25,208        $     0
     Prepaid Packaging Expenses                    22,684              0
     Prepaid Financing Fees-Debt Related           19,151              0
     Prepaid Financing Fees-Equity Related         32,139              0
     Other Current Assets                         18,050         62,433
                                                 --------        -------
                                                 $117,233        $62,433
                                                 --------        -------
                                                 --------        -------


     Most of the prepaid expenses at September 30, 1995 will be fully amortized over the balance of 1995, except for equity related financing fees. Equity related financing fees will be accounted as a reduction of proceeds upon the completion of equity offering(s).

(5) ACCRUED EXPENSES:

     Accrued expenses as of September 30, 1995 and December 31,
     1994 consist of the following:

                                          SEPTEMBER 30,           DECEMBER 31,
                                              1995                    1994
                                          -------------           -------------

     Accrued Compensation                   $101,442                $ 11,565
     Accrued Settlements of Prior
     Attorneys Fees*                               0                 181,270
     Accrued Legal Fees                       78,337                  42,776
     Accrued Public Relations Fees            25,743                  32,381
     Accrued Interest                         52,444                  32,381
     Other Accrued Expenses                  215,357                 175,673
                                            --------                --------
                                            $473,323                $443,665
                                            --------                --------
                                            --------                --------


    * SEE RELATED COMMENT UNDER (6D) NOTES PAYABLE-CURRENT MATURITIES.

                       VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)



(6) NOTE PAYABLE:

(a) Note payable of $500,000 - 5% convertible bonds, in which the note holder also has a three year option to purchase 100,000 shares of the Company's common stock at a price of $1.50 per share. The note now bears interest at 12% per annum. In October of 1995, the Company reached an agreement with the note holder to convert the full principal and accrued interest directly into equity as of November 3, 1995.

(b) The Company obtained short-term financing of 15% notes payable totaling $550,000 secured by Company assets (trade receivables, etc.) from several lenders providing approximately $494,000 in net proceeds to the Company. The notes were issued in February 1995 and mature in November 1995. Under the terms of the original agreement, $50,000 of the original proceeds were held in an escrow account, and these funds were used to retire an equal principal amount of the notes payable in August of 1995. In June 1995, the holder of $50,000 of the original notes agreed to defer interest payments in exchange for the right to convert to equity before August 2, 1995 at (then) current market price of 40 per share. The holder continued to defer interest on a month-to-month basis until the note was converted into common stock at the Market price on November 8, 1995, The remaining balance of $450,000 was refinanced in early November by new creditors with a 15-month/ 8% Convertible Debenture.

(c) The Company obtained short-term financing consisting of unsecured 10% notes payable from several lenders totaling
     $435,000. The funds were received in July, with retirement dates beginning in December 1995. The majority of these amounts are expected to convert into equity as part of a planned Private
     Placement of equity before the end of 1995.

(d) Current Maturites: In the second quarter of 1995, the Company reached an agreement with a prior attorney to exchange their payable for a $55,000 note payable within one year and an option to purchase common stock at $.50 per share (market price at time $.66). The principal balance of remaining at September 30, 1995 of $37,000 is included in this item. The remaining balances consist of several small notes. These notes are expected to be retired over the next several months via regular scheduled payments.

                       VITAFORT INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1995 AND 1994
                                    (UNAUDITED)


(7) STOCKHOLDERS EQUITY:

    During the nine months ended September 30, 1995, the following common stock transactions occurred:

    a) JANUARY TO JUNE 1995: The Company's co-packer received
    194,000 shares for a consulting agreement related to product development activities valued at $97,000. Three service providers (vendors) received 71,306 shares in exchange for debt approximating $45,000. A note holder received 107,486 shares in exchange for approximately $43,000 of debt, and was given the right to convert another $50,000 note payable at various rates above market in exchange for deferred payment of accrued interest. The issuance of options (see 6d) and 36,694 shares (warrant exercises) brought in proceeds of $95,732.

    b) JULY TO SEPTEMBER: The Company entered into a three year public relations agreement, payable in stock at $.15 per share, and issued 2,000,000 shares as payment of one half of the commitment. Ten vendors and consultants were issued 562,600 shares of stock as payment of against charges (past and future) in excess of $95,000. The company sold subscriptions for $550,000 (of a total of $625,000) in a bridge equity offering. Investors subscribed to 1995 Series A Preferred Shares, which automatically convert into common shares when same are available (see "Subsequent Events"), as well as callable warrants to purchase additional shares.

    c) SUBSEQUENT EVENTS (THROUGH NOVEMBER 6, 1995): The Company distributed an information statement documenting shareholder approval for the increase in authorized shares from 40 million to 180 million shares, granting authority to the Board of Directors to effect a reverse split of the stock at a future date, and creating an option plan to incent the performance of Directors, Officers, and Employees. The Company retired a note payable (see
    Note 6a) in the amount of $500,000 and related accrued interest of $40,000 in exchange common shares in a private transaction. The Company also completed the bridge equity offering described in 7b (above).

(8) GOING CONCERN:

     The Company's financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 1995, current liabilities exceed current assets by $1,353,471 and the Company's accumulated deficit aggregates $11,014,745. The Company's ability to continue operations is dependent upon its ability to reach a satisfactory level of rofitability. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. As of August 11, 1995, the Company had received short term financing coupled with a letter of intent for a long-term funding commitment with a national investment banking firm, but the actual mechanism for that funding continues as an item of negotiation and the company continues to seek alternative financing vehicles.

                    VITAFORT INTERNATIONAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1995
                               (UNAUDITED)


NOTE 1 - Results of operations:

     The Company's revenues in 1995 were from substantially different product mix and organization than in 1994. A comparison of net sales, gross profits, and operating expenses during the two periods provides little meaningful information and is in no way indicative of any trends or relevant in anticipating future results. In the quarter ended September 30, 1995, the company dealt with the ongoing operating stress of insufficient working capital, the costs of maintaining existing distribution of its primary product, "Fudgets", in the mass market (e.g.; supermarkets), and the launch of new products ("Cakettes" and confectionery items).

     Net sales:
       The net sales for the nine months ended September 30, 1995 were $2,056,867 compared to the prior year to date net sale of $748,527, an almost three-fold increase of $1,308,340. This comparison is not meaningful as the Company was launching new products in 1994 and has been substantially only in significant operations since May of 1994 when it started shipping the Fudget product line. Net sales for the three months ended September 30, 1995 were $460,152 compared to a year ago for the same period of $457,650. Net sales declined from $757,567 to $460,152 or $300,028 from the three months ended June 30, 1995 due to working capital shortages (as the Company pursued appropriate financing) which made it impossible to service or support full sales potential, or to leverage earlier distribution successes.

     Gross profit:
       The gross profit for the nine months ended September 30, 1995 was $926,208 or 45% of net sales as compared to $277,119 for the prior year to date period, an increase of $649,089 (234% increase) and 8 percentage points. The gross profit for the three months ended September 30, 1995 was $166,167 or 36% of net sales as compared to $170,480 or 37% of net sales for the same period a year ago. In 1994 Fudgets were 71% of sales and Crystal Geyser was 9% of sales. In the third quarter of 1995 the meatless cold cuts were less than 3% of net sales and the Fudgets were over 95% of net sales. The comparison of gross profit is not meaningful since the product mix is not comparable. However the Fudget single serve product line as a result of changing co-packers now costs 50% less than a year ago.

     Operating expenses:
       Operating expenses for the nine month period ended September 30, 1995 were $2,453,479 compared to $1,868,489 for the same period a year ago, an increase of $584,990 or 31% due primarily to the fixed costs of expand distribution of the Company's products in new retail markets in the early part of the year. Specifically, the Fudget line was marketed to new

                      VITAFORT INTERNATIONAL CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
                             SEPTEMBER 30, 1995
                                  (UNAUDITED)


NOTE 1 - Result of operations: (CONTINUED)

       customers in 1995. As is customary in the wholesale food industry, marketing and promotional expenses run high as a percentage to sales in the first months of distribution.
       Product development expenses are nominally comparable to last year, but reflect improved efficiencies as the Company prepared to produce and market several product lines in 1995, compared to only one in 1994. 1995 operating expenses also reflect the significant cost of securing short and long term financing, measured primarily in brokerage, finder, and legal fees.

       Operating expenses for the three months ended September 30, 1995 were $846,671 as compared to $603,968 or an increase of $242,703 or 40% over the same period a year ago. The reasons for the increase are comparable to those describing the year to date changes: working capital shortfalls limited our ability to leverage previous marketing/distribution successes, and the significant cost of pursuing appropriate financing.

     Interest expense:

       Interest expenses were $104,039 for the nine months ended September 30, 1995 as compared to $11,103 for the same period last year, an increase of $92,936. Interest expenses were $46,532 for the three months ended September 30, 1995 as compared to $4,519 for the same period last year, an increase of $42,013. The increase of interest expenses was due to higher notes payable used to finance operations while the company pursued equity financing.

NOTE 2 - Liquidity and capital resources:


                                          SEPTEMBER 30,         DECEMBER 31,
                                              1995                  1994
                                          -------------         -------------

       Net cash used for operations        $(1,388,992)           $(1,718,460)
       Net cash used for investing
         activities                             (5,897)              (186,580)
       Net cash provided by financing
         activities                          1,381,393             (1,952,041)
       Working capital deficit              (1,350,741)              (651,789)

Trends:

       The Company net cash used from operations for the nine months ended September 30, 1995 was $329,468 less than the same period last year, an improvement of approximately 19%.

       The Company continued to use strategic capital exchanges to reduce its cash needs in the second half of 1995, although the benefits of 3rd quarter efforts will not be recognized until the

                      VITAFORT INTERNATIONAL CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                            SEPTEMBER 30, 1995
                                (UNAUDITED)

       4th quarter. This included exchanging debt for equity with several service providers saving $178,000 in cash assets in the second half of 1995. The Company also negotiated the conversion of a $500,000 note payable, plus accrued interest, directly into equity, effective in early November 1995. The Company intends to enter into similar transactions in the future where practicable.

       The CEO has elected to defer his $12,500 monthly compensation since May 1,1995, and two other key executives have taken reductions in salary as well totaling $3,700 monthly, in the interest of conserving current working capital.

       The Company does not plan any significant capital expenditures other than completing research and development projects approximating $350,000 as the Company is positioning itself to formulate, market and distribute products. The Company is taking steps to sell off all equipment from a discontinued product line.

       The Company must become profitable and continue to access outside capital resources in order to be a going concern. As disclosed in the Notes to Consolidated Financial Statements (Note 8), the Company received short term financing coupled with a letter of intent for a long term funding commitment with a national investment banking firm early in August 1995. This will allow the company to expand distribution on existing products, and complete the launch of several new products. A portion of the financing proceeds will be used to retire any convertible notes payable that decide to forego its opportunity (or option) to convert to equity.

                     VITAFORT INTERNATIONAL CORPORATION

                                  SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized.



                     VITAFORT INTERNATIONAL CORPORATION
                                   (Company)






                              -------------------
                               /s/ Mark Beychok
                            Chief Executive Officer








                            Date: November 8, 1995