Form 10KSB
period 1995-12-31
VITAFORT INTERNATIONAL CORP
filed 1996-04-05
CIK 857139

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-KSB
                                   (Mark One)

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

     The fiscal year ended December 31, 1995

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

     For the transition period from                    to
                                    ------------------    ---------------------
                          Commission File No.  0-18438
                                               -------

                       VITAFORT INTERNATIONAL CORPORATION
               --------------------------------------------------------
                   (Name of Small Business Issuer in its Charter)

                       Delaware                             68-0110509
            --------------------------------         ----------------------
            (State or Other Jurisdiction of            (I.R.S.Employer
             Incorporation or Organization)             Identification No.)

1800 Avenue of the Stars, Los Angeles, California                    90067
- --------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                     (Zip Code)

(310) 552-6393

- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange
     Title of Each Class                            on Which Registered
         None
- --------------------------                         -----------------------

- --------------------------                         -----------------------

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, PAR VALUE $.0001
- --------------------------------------------------------------------------------
                                (TITLE OF CLASS)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 14(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/  No  / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.
                                   / /


State issuer's revenues for its most recent fiscal year:   $2,434,811

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 28, 1996 was $24,780,500

The number of shares outstanding of the issuer's common stock as of March 28, 1996 was 72,883,822

Transitional Small Business Disclosure Format (check one):

                                 Yes / /  No  /X/


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain Exhibits are incorporated by reference to the Registrant's Registration Statement on Form S-18 No. 33-31833, to previous filings on Forms 10-K, 10-KSB, 10-Q, 10-QSB, 8-K, Form S-8 No. 33-76208 filed by the Registrant in 1994 and Form S-8 No. 33-300435 filed by the Registrant in January 1996.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Vitafort International Corporation (the "Registrant",the "Company" or "Vitafort") was formed as a California corporation in 1986 and reincorporated as a Delaware corporation in 1989. Until May 1993, Vitafort was in the businesses of formulating and developing value added foods and beverages for third parties and marketing branded seafood. In May 1993, these businesses were discontinued and, later in 1993, the Registrant disposed of these businesses. In September 1993, the Registrant installed new management and entered the business of developing and marketing branded low fat and fat free foods using proprietary formulations and processes. During 1994, Vitafort continued with the development of the business it had entered in 1993 and, in June 1994, commercially introduced a line of fat free brownies under the brand name Fudgets-R-.

     In 1995, the Company continued its development of its business of developing, manufacturing and marketing low fat and fat free foods, that it had entered in 1993 and 1994. In late 1995 and early 1996, Vitafort began commercial production of Caketts-TM-, a line of fat free cakes, and Juliettes-TM- a line of low fat chocolate candies. Vitafort also markets a line of meatless cold cuts under the brand name Trim Slice/Vegicatessen-TM-, a product line that it acquired in 1993. The Company's efforts during 1995 were hampered by a lack of operating capital primarily resulting from the failure to complete a proposed private placement in the first part of 1995. Management believes that the Company's product development, manufacturing and marketing efforts will be enhanced in 1996 as a result of the completion of a $4 million equity financing in January 1996 and other private placements of its securities. The Company will seek to improve its sales and production of existing products and to develop and market additional branded fat free products during 1996. While management is encouraged by the performance of the Company's products, the Company's business, which was hampered by severe working capital shortages did not achieve profitability during 1995.

     The Company is developing additional fat free and low fat foods which it anticipates introducing during 1996 and beyond, including additional fat free and low fat bakery items, and well as additional varieties of fat-free and low fat candies. However, no assurance can be given that the Company will be able to successfully complete the development of these products or that they will prove to be commercially viable.

     The Company's fat free brownies and cakes and low fat confectionery items are based upon the Company's proprietary formulas, processes, procedures and technologies, including proprietary technologies for bonding fat free ingredients to improve taste and texture. The Company seeks to protect its proprietary information through secrecy agreements with employees, suppliers and manufacturers. If the Company is advised by counsel that any of its processes, procedures or other techniques are patentable, then it may seek appropriate patent protection.

     The Company's products are made from generally available ingredients which are then converted into the Company's unique products through the Company's proprietary processes, procedures and technology.

     Although management believes that the Company's products are unique and are superior in taste to competitively available products, the food industry is characterized by the continual development of new products employing various new technologies and processes. Accordingly, no assurance can be given that new products will not be developed and marketed which are superior to the Company's products in taste, texture, feel and nutritional value or that the Company's products will continue to maintain their market acceptance.

PRODUCT MANUFACTURING

     The Company manufactures its products by entering into agreements with established food manufacturers ("co-packers") which have the facilities for the production of its products ("co-pack agreements"). Co-pack agreements enable the Company to achieve economies of scale and production flexibility and to benefit from the production experience of these companies while avoiding the capital outlays, staffing requirements and delays that would be encountered were the Company to attempt to manufacture its products through its own facilities. The Company seeks to monitor its co-packers for quality assurance and other matters. Payment terms vary among the various co-packers utilized by the Company, but generally, the timing of payments to the co-packer is shorter than the time the Company must wait before the Company receives payment from its customers. The timing of the Company's payments and payments to the Company are based upon the established practices of the particular class of trade. The difference in timing between the Company's payables and the Company's receivables requires that the Company allocate its working capital to such use.


     Vitafort believes consistent product quality is paramount to our success, as is competitive pricing. The selection of a product co-packer by Vitafort is, therefore, based primarily upon the ability of the manufacturer to consistently produce quality product at a fair and competitive cost, and the perceived ability of, and commitment by, the co-packer to meet Vitafort's growing volume needs. The Company currently utilizes different co-packers for each of its product lines (Fudgets-Registered Trademark-, Caketts-TM-, and Juliettes-TM-), and is satisfied that each is capable of meeting or exceeding our quality, consistency, pricing, and volume requirements. We will continue to evaluate these relationships regularly, and have, and will, pursue alternatives when appropriate.

     The Company's current co-packers require payment for services within 10 to 30 days, while purchasers of Company products receive an average of 27 day payment terms. The timing differences between payment to manufacturers and receipt of payment from customers increases the Company's required working capital.

     The Company has used a co-packer, located on Long Island, New York, as the primary supplier of Trim Slice and Vegicatessen-TM- brand products since December 1992. This co-packer operates under strict kosher guidelines. Management believes that this co-packer has the capacity to produce sufficient quantities of Trim Slice and Vegicatessen-TM- product to supply the Company's projected needs for these products at least through the end of 1996.

     The Company is in the process of negotiating co-pack agreements with other established firms to act as co-packer for various products that are under development and anticipates that, if the research and development of these new products is completed, it will be able to select co-packers and enter co-pack agreements on terms that are acceptable to the Company.

DISTRIBUTION

     The food distribution industry is highly specialized with numerous classes
of trade and channels of distribution.   Vitafort utilizes its own sales staff
and also uses independent brokers and distributors to further its sales and distribution efforts.

MARKETING

     Management believes that product promotion is vital to Vitafort's effort to improve brand recognition. Vitafort promotes its products via product demonstrations, on-site promotions, point of purchase shipper displays, retailer advertising allowances, trade advertising, and participation in trade events.

PRIOR OPERATIONS

     The Registrant's prior (pre-May 1993) business did not generate sufficient cash to fund operations. As a result the Registrant's activities during 1992 and the first half of 1993 principally consisted of efforts to raise capital through the sale of equity and other efforts to acquire viable or potentially viable operations. These efforts were not successful, and, in early 1993, the Registrant was in a cash flow crisis. Its then revenues were derived from its wholesale seafood marketing business and from product sales to Crystal Geyser in connection with a now expired agreement (See "Business - Crystal Geyser"). The Company's wholesale seafood distribution business was unable to generate cash flow to support Company operations and required an infusion of capital, which the Registrant did not have, to become viable. Net revenues from product sales to Crystal Geyser were insufficient to meet the costs of Registrant's operations even though, by early 1993, operations had been drastically reduced from prior levels. Furthermore, the Registrant was unable to actively pursue the development of its other proprietary technology related to its then business due to its limited working capital position. In early 1993, the Registrant had accumulated an aggregate of approximately $750,000 in debt and vendor payables.

     On August 7, 1993, effective June 7, 1993, the Registrant and its wholly owned subsidiary Salmon Distribution Subsidiary, Inc.(a Maine corporation which was formerly called Crystal Clear Farms, Inc.("CCF")) entered into an Asset Purchase and Sale Agreement, dated as of June 7, 1993, (the "PSA") with a newly formed Maine corporation called Crystal Clear Farms, Inc.("Buyer"). Buyer's principal owners are certain suppliers of CCF and a former employee of CCF. The Registrant believes that Frank Corsini, former President of the Registrant, also owns a minority interest in the Buyer. The PSA provided for the sale of the goodwill, customer lists, trademarks and other operating assets of CCF to the Buyer. The PSA also provided that the cash portion of the purchase price for the sale, which was $320,000, be paid through Buyer's assumption of $160,000 of trade payables and a current payment of $160,000 which was added to the working capital of the Registrant. Under the PSA, the Registrant was required to provide certain technical and marketing support to the Buyer and would receive in return a fee of $0.015 for each pound of branded salmon sold by the Buyer. The Registrant also entered into a non-competition agreement which restricts its activities for a ten year period with respect to certain programs involving salmon, trout, catfish and shrimp. The Registrant has retained marketing rights with respect to the marketing of other categories of seafood. Upon the closing of the PSA, the Buyer agreed to assume approximately $37,000 of additional CCF payables which amount would be offset against Buyer's future obligation to pay royalties to the Company. The Company has demanded an accounting from CCF as to the status of its royalty payments and the assumed payables, but has not received the same. However, the Company has been advised that the present state of Buyer's operations does not make it likely that it will receive royalties from the Buyer in the near future. Furthermore, disputes have developed between the Company and the Buyer regarding the extent of the Company's technical and marketing obligations to the Buyer and whether they have been fulfilled. The Company believes that it has honored all of its obligations to the Buyer, but has initiated discussions with the Buyer to amend the PSA to resolve the disputes that have arisen.

     Due to the Registrant's limited capital and other resources, and in consideration of the mixed results relating to the Registrant's previous attempts to apply its past technologies to consumer applications, on October 5 1993 the Company entered into an exclusive marketing agreement with Second Nature Technologies, Inc ("SNT" or "Second Nature"). The Registrant appointed and engaged SNT as its exclusive world wide marketing representative for certain Vitafort products, technologies, ingredients and processes which are not currently being exploited by the registrant. SNT will attempt to market the Registrant's proprietary technologies relating to its prior business operations to food manufactures and marketing companies and will supply the necessary capital and other resources to apply the Registrant's proprietary technologies to consumer products. Several food manufacturers and marketing companies have expressed interest in a number of the Registrant's proprietary technologies that are being marketed by SNT. The marketing agreement calls for SNT to expend the necessary capital to market these proprietary technologies and to share any income that results equally with Vitafort. Dr. Barry Saltzman, a former director of the Registrant, is an officer, director and principal owner of SNT.

The technologies which are included in the Registrant's technology catalogue to be marketed by SNT include technologies related to: (i) reduced fat poultry and turkey; (ii) low cholesterol eggs; (iii) health conscious dog and cat foods and a unique pet beverage; (iv) swine feeds; (v) a drinkable yogurt and fruit fiber blend; (vi) various nutritional and performance sport beverage formulas in liquid and powdered forms; (vii) salmon patties; (viii) certain salmon, trout and shrimp propriety feed formulas; (ix) a toxin free environmental seafood growing program; (x) nutritionally enhanced value added surimi; (xi) and bread products. To date, the Company has not realized any revenues from the efforts of SNT.

     As a result of these two transactions the Company disposed of its prior operations, received an immediate cash inflow of $320,000 (of which $160,000 was applied to trade payables of the wholesale seafood operation), and significantly reduced its negative cash flow.

CRYSTAL GEYSER

     The Registrant developed a vitamin pre-mix which was licensed to the Crystal Geyser Water Company. The pre-mix was added to a fruit juice - sparkling mineral water product distributed as "juice squeeze". The product is called Crystal Geyser "Juice Squeeze" and is in distribution nationally. Crystal Geyser produces and markets "Juice Squeeze" in eight (8) flavors, all of which contain the Registrant's vitamin pre-mix and display the Registrants vitamin fortified seal. Under the agreement, Crystal Geyser is obligated to purchase the necessary pre-mix from the Registrant. There are no minimum purchase or royalty requirements under the agreement. The licensing agreement expired in January, 1995, subject to the licensee's right to renew for an additional 20 years. The licensee did not renew and the Registrant does not anticipate any further revenues from the licensee. During 1995, 1994 and 1993 the Registrant realized revenues from the sale of pre mix totaling $2,300, $103,000 and $99,200, respectively.

FOREIGN LICENSE - MEXICO, CENTRAL & SOUTH AMERICA, AND THE CARIBBEAN

     The Registrant has granted an exclusive license to its products and program for Mexico, Central and South America and the Caribbean to Vitafort Latin America, Inc. ("VLA"). VLA, a Puerto Rico corporation, became a successor to VLA, a Delaware corporation. VLA is owned equally by the Registrant and Puerto Rico Supplies Co., Inc., a corporation owned by members of the Pasarell family. Stanley J. Pasarell is a director of the Registrant. This license is royalty free and the Registrant will derive revenue and profit, if any, from its 50% interest in the licensee.

     Despite international interest in the Registrant's programs, new management has determined that the Registrant is best served by focusing its efforts and ensuring the success of its new products domestically before venturing across borders.

INTELLECTUAL PROPERTY RIGHT PROTECTION AND TRADEMARKS

     The Registrant relies upon non-disclosure, secrecy agreements and its common law rights in order to protect its proprietary formulae, procedures, processes and other information. No assurance can be given that such steps will adequately protect the Registrant against competing products or that the Registrant will adequately be able to enforce its rights against third parties who may be utilizing the Registrant's proprietary formulae, procedures, processes and other information. If the Company is advised by counsel that any of its formulae, processes, procedures or other techniques are patentable, and that the patent process will not compromise it current protections, then it may seek appropriate patent protection.

     The Registrant's trademarks "Vitafort-Registered Trademark-", "Fudgets-Registered Trademark-", "Heart and Soul-Registered Trademark-", "Trim Slice/Vegicatessen-TM-", "Caketts-TM-", "Truffettes-TM-", "Julliettes-TM-" and "Just Like Peanut Butter-TM-" are registered in the United States. No assurance can be given as to the breadth or degree of protection which such registrations will afford the Registrant. The Registrants licensees use the trademarks on their products. The Registrant is not aware of any infringing use of its trademarks. From time to time the

Registrant has registered additional trademarks, but these are not material to its present business.

GOVERNMENTAL REGULATION

     In general, production, packaging, processing and labeling of food and beverage products are subject to various federal and state regulations, including regulation by the Food and Drug Administration. The Company believes that is in compliance with all applicable governmental regulations and that the cost of maintaining such compliance has not had a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT

     The Company spend $373,887 on research and development in 1994 and $378,602 in 1995. The Company intends to maintain product research and development as an integral part of the Company's search for new and improved products, although the Company's financial condition and performance may effect the timing and allocation of its efforts.

COMPETITION

     The Registrant is engaged in the highly competitive healthy food marketplace. There are numerous companies with financial and business resources far greater than Vitafort's currently marketing healthy and fat free foods. The Registrant seeks to compete based on the unique taste, texture and quality of its products and by obtaining recognition for its brands.

ENVIRONMENTAL REGULATION AND SEASONALITY

     Management believes that the costs associated with compliance with environmental regulations do not impose a significant burden upon the Company's operations. Management does not believe that the Company's business is seasonal to any significant extent.

EMPLOYEES

     As of December 31, 1995, the Registrant had 13 employees of whom one was an executive officer, 4 were engaged in sales and marketing, 2 were in product development and research and 6 were clerical and administrative.

POTENTIAL NEW PRODUCTS

     The Company's research and development efforts have also resulted in the development of prototypes of low-fat and fat-free peanut butter-style fruit and grain spreads. If the development of either of these products is completed, then the Company intends to market them under the "Just Like Peanut Butter"TM label. However, the Company has experienced delays in the development phase of these products which phase has not been completed and no assurance can be given that either product will ever be commercially introduced. For the immediate future, the Company intends to concentrate its efforts on introducing and marketing completed products and to defer certain product development efforts until it has sufficient resources for such projects.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Registrant's principal executive offices consist of 3,921 rentable square feet at 1800 Avenue of the Stars, Los Angeles, California that are leased pursuant to a three year lease expiring on August 31, 1997. The base rent under the lease is $69,000 for the first year of the term, $72,000 for the second year of the term and $75,000 for the third year of the term. The Registrant also leases 381 square feet in an office building in Petaluma, California as a general office at a rental of $460 per month. The Registrant believes that its facilities are adequate for its present needs.

ITEM 3.    LEGAL PROCEEDINGS


     In 1992, Steven Clow, a former employee of the Registrant's Nutrifish Corporation subsidiary, filed a claim with the California Division of Labor relating to the Company's termination of his employment agreement "for cause". No action has been taken on that claim since filing. In June 1995, Mr. Clow initiated an action in Superior Court, Los Angeles County, California seeking $350,000 and stock options. The Company denies any liability to Mr. Clow and intends to vigorously defend this action.


     In December 1994, Lloyd Gauntt, who invested an aggregate of $75,000 in certain of the Company's private placements, initiated an action in Superior Court, Orange County, California against his stockbroker, two national brokerage firms and several companies in which he had invested and certain of those company's officers. Included among the defendants was the Company and its then Chief Executive Officer. The complaint seeks damages in an unspecified amount in excess of $500,000 and punitive damages in an unspecified amount in excess of $5,000,000. The Company filed a demurer to the complaint asserting that the complaint did not state a cause of action against the Company or its former Chief Executive Officer. On March 29, 1995 the court dismissed the complaint, but the court's order allowed the plaintiff ten days to refile his claim. The plaintiff filed an amended complaint on or about April 10, 1995. The Company denies any liability to the plaintiff and intends to vigorously defend this action. The Company notes that the plaintiff has sold a portion of the securities he purchased from the Company for approximately $60,000 and realized a profit thereon. The Company also notes that during April 1996, the balance of the securities that the plaintiff purchased from the Company will become salable under Rule 144 promulgated under the Securities Act of 1933, as amended, and, at current market prices, the plaintiff could, if he chose to do so, readily recoup his entire investment and realize a substantial profit on his $75,000 investment.


     In February 1996, Cottage Bakery, Inc. a former co-packer of Fudgets, initiated a lawsuit against the Company in Superior Court, San Joaquin County, California. The Complaint alleges breach of contract and fraud against the Company and seeks damages in an unspecified amount.


     On January 4, 1996, Herman Jacobs, a former director of the Company sought to partially exercise of a purported option to purchase the Company's common stock (the "Option"). Within a week after the Company received Mr. Jacob's exercise letter and prior to any response to Mr. Jacobs, Mr. Jacob's commenced a lawsuit in Superior Court, Los Angeles County, California alleging unspecified damages for breach of contract and seeking a declaratory judgement as to the validity of the Option. The Company has filed a cross-complaint and intends to vigorously defend it position, and to prosecute its cross-complaint.

     In March 1995, the Company filed a litigation against Commonwealth Associates Management Company, INc. and certain officers of Commonwealth in the Superior Court of California, County of Los Angeles, alleging fraud and breach of fiduciary responsibility, and declaratory relief. The Company intends to vigorously prosecute this litigation.

     As of December 31, 1995, Management does not believe that any liability assigned as a result of any possible unfavorable outcome from the aforementioned legal proceedings would materially affect the operations or viability of the Company.

ITEM 4 .  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     In September, 1995, the Registrant solicited consents of a majority of the issued and outstanding shares of Common Stock for three proposals, as follows:

     (i) A proposal to amend the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock from 40,000,000 to 180,000,000. This proposal received the written consents of the holders of 14,190,000 shares (58%) of the shares then outstanding; the holders of 416,000 shares (2%) were opposed and no holders of shares submitted consents indicating their abstention on this issue;

     (ii) A proposal to approve an amendment of the Certificate of Incorporation of the Company to effect a reverse stock split of the Common Stock on a ratio of not less than one for ten nor more than one for twenty five with the timing and the ratio of the reverse split in the discretion of the Company's Board of Directors. This proposal received the written consents of the holders of 14,170,000 shares (58%) of the shares then outstanding; the holders of 435,000 shares (2%) were opposed and the holders of no shares submitted consents indicating their abstention on this issue; and

     (iii) A proposal to approve the Vitafort International Corporation 1995 Stock Option Plan. This proposal received the written consents of the holders of 13,670,000 shares (56%) of the shares then outstanding; the holders of 1,312,000 shares (5%) were opposed and the holders of 250,000 shares (1%) submitted consents indicating their abstention on this issue.

     Accordingly, all three proposals were adopted. In October 1995, the Company distributed an Information Statement to the holders of its Common Stock advising them of the actions taken by written consent of the holders of a majority of the issued and outstanding shares of Common Stock.

     The Registrant did not convene an annual shareholders meeting during 1995 due to the costs involved with such a meeting and its extreme working capital shortages. The Registrant intends to convene an annual meeting during 1996.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Registrant's common stock, redeemable warrants (each of which entitles the holder to purchase one share of common stock at a price of $2.375 through the close of business on April 30, 1996 or an earlier redemption date) and units (each of which is comprised of three shares of common stock and two redeemable warrants) traded on the National Association of Securities Dealers, Inc. Automatic Quotation System ("NASDAQ") from December 19, 1989, the effective date of the Registrant's Registration Statement on Form S-18, until August 27, 1992. Since such date, the Registrant's securities have traded on the Electronic Bulletin Board maintained by NASDAQ. Prior to December 19, 1989, there was no market for the Registrant's securities. The table below sets forth the high and low closing bid prices for the common stock, redeemable warrants and units during the period January 1, 1994 to December 31, 1996, as reported on the Electronic Bulletin Board. Except for the first quarter of 1994, where the quotations represent inter-dealer transactions, the quotations represent inter dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions:






                                     COMMON STOCK             WARRANTS                UNITS
                                   -----------------      ----------------      ----------------
           PERIOD                   HIGH        LOW        HIGH       LOW        HIGH       LOW
           ------                  -----      ------      -----      -----      -----      -----
           1st Quarter 1994        1-7/8      1-3/32      35/64       1/4         6          3

           2nd Quarter 1994        1-5/8        7/8       11/32       1/8       4 1/2        2

           3rd Quarter 1994        1-1/2        5/8        1/8        1/16        2          2

           4th Quarter 1994        29/32        5/8        1/16       1/16      2-1/2      1-3/4

           1st Quarter 1995        27/32       9/16        3/16       1/16        4        1-1/2

           2nd Quarter 1995        11/16       9/32        1/8        1/64        4          1/4

           3rd Quarter 1995        13/32       3/16        3/64       3/64      1-1/4        1/4

           4th Quarter 1995        27/64       3/32        3/64       3/64      1-1/8        1/4




     On March 27, 1996, the closing bid prices for the common stock, redeemable warrants and units, as reported by the NASDAQ Electronic Bulletin Board, were $.34, $.01 and $1.00, respectively.

     At the close of business on March 26, 1996, there were approximately 1,800 holders of record of the common stock and approximately 50 holders of record of the redeemable warrants.

     The Registrant has not paid any dividends on the common stock since inception and intends to retain any future earnings for the development of its business. Future dividends on the common stock, if any, will be dependent upon the Registrant's earnings, financial condition, the dividend priority of any preferred shares and other relevant factors as determined by its Board of Directors.

     No dividends were paid on Series B Convertible Preferred Stock during 1995. Cumulative unpaid dividends on the Series B Convertible Preferred Stock as of December 31, 1995 totaled $37,500. In December, 1995, the holder of 500 of the 2,000 issued and outstanding shares of Series B Convertible Preferred Stock converted his shares and all accrued dividends thereon into 64,284 shares of Common Stock. The conversion of the Series B Preferred Shares was in accordance with the formula set forth in the Certificate of Designation for such security and the accrued dividends were converted at the market price for the Common Stock at the date of the conversion. In November 1993, all Series A Convertible Preferred stock was converted into common stock. In December 1995, the Company agreed to convert 672.5 shares of Series D Convertible Preferred Stock and all accrued dividends thereon to Common Stock at $.375 per share, with actual conversion completed between December 1995 and March 1996. All unpaid dividends on the preferred stock must be paid before dividends can be paid on the common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1995 AND 1994

     The Company's revenues in 1995 were from substantially different product mix and organization than in 1994. A comparison of net sales, gross profits, and operating expenses during the two periods provides little meaningful information and is in no way indicative of any trends or
     relevant in  anticipating future results.   In the year ended December 31,
     1995, the company dealt with the ongoing operating stress of insufficient working capital, the costs of maintaining existing distribution of its primary product, "Fudgets", in the mass market (e.g.; supermarkets), and the launch of new products ("Caketts-TM-" and confectionery items).

     Net sales:
       The net sales for the year ended December 31, 1995 were $2,315,151 compared to the prior year's net sales of $1,146,114, an increase of $1,169,037 or 102%. This comparison is not meaningful as the Company has only had significant operations since May of 1994 when it started shipping the Fudget-Registered Trademark-, and 1995 sales were depressed by working capital shortages (as the Company pursued appropriate financing) which made it impossible to service or support full sales potential, or to leverage earlier distribution successes.

     Gross profit:
       The gross profit for the year ended December 30, 1995 was $832,825 or 36% of net sales as compared to $391,650 (34% of net sales) for the prior year, an increase of $441,175 (113% increase) and 2 percentage points.. In 1994 Fudgets were 71% of sales and Crystal Geyser was 9% of sales. In 1995 Fudgets were over 97% of sales, and the meatless cold cuts comprised most of the balance. The comparison of gross profit is not meaningful since the product mix is not comparable. The working capital shortages of 1995 limited the Company's ability to significantly improve the gross margin for the Fudgets-Registered Trademark- via cost reductions.

     Operating expenses:
       Operating expenses for the year ended December 31, 1995 were $3,537,671 compared to $2,973,427 for the previous year, an increase of $564,244 or 19% due primarily to the fixed costs of expanding distribution of the Company's products in new retail markets in the early part of the year, without the working capital to leverage the distribution in the latter half of the year. Specifically, the Fudget-Registered Trademark-
       line was marketed to new customers in 1995.  As is customary in the wholesale food industry, marketing and promotional expenses run high as a
       percentage to sales in the first months of distribution. Product development expenses are nominally comparable to last year, but reflect improved efficiencies as the Company prepared to produce and market several product lines in 1995, compared to only one in 1994. 1995 operating expenses also reflect the significant cost of securing short and long term financing , measured primarily in brokerage, finder, and legal fees.

     Interest expense:
       Interest expenses were $126,290 for the year ended December 31, 1995 as compared to $32,532 for the same period last year, an increase of $93,758. The increase in interest expenses was due to the increased loan balances as a result of the $500,000 loan taken in the first quarter of 1995, and higher interest rates on existing loans as a result of deferring repayment until alternative equity financing could be arranged.


     YEARS ENDED DECEMBER 31, 1994 AND 1993

          During 1993 the Registrant sold the assets related to its value added branded seafood distribution business and entered into a marketing agreement whereunder another entity acquired the rights to market certain of the Registrant's technology in exchange for a royalty agreement. (See
     Item 1-Description of Business-General). During 1994 the Registrant marketed two product lines. One is a line of fat free brownies, introduced in 1994 and marketed under the name "Fudgets" which represented 71% of net sales. The other is a line of meatless cold cuts, acquired in 1993, and marketed under the brand name "Trim Slice/Vegicatessen-TM-" which accounted for approximately 20% of sales. Sales of vitamin pre-mix to Crystal Geyser amounted to approximately 9% of net sales. Since the Company's revenues in 1994 were from substantially different activities than in 1993, a comparison of net sales, gross profits, and operating expenses during the two periods provides no meaningful information and is in no way indicative of any trends or relevant in anticipating future results.

     Net sales:
          Net sales for 1994 were $1,146,114 compared to $141,334 in 1993. During 1994 the Company launched new product lines while in 1993 it disposed of its previous principal product lines.

     Gross Profit:
          Gross profit for 1994 was $391,650 or 34% of net sales compared to $37,949, or 27% of net sales in 1993. This comparison is not meaningful as the Registrant was engaged in different lines of business during the two years.

     Operating Expenses:
          Operating Expenses increased from $930,078 in 1993 to $2,973,427 in 1994, an increase of $2,043,349. The increase was comprised of a $757,572 increase in product development and marketing expense (from $172,745 to $930,317) and a $1,285,777 increase in general and administrative expense (from $757,333 to $2,043,110). The increase in product development and marketing expense was due to the development of new product lines, and the Registrant's greater emphasis on its marketing effort. The increase in general administrative expense resulted in principally from costs and charges associated with financing transactions, from costs associated with discontinuing certain operations and increased levels of staffing associated with higher operating levels.

     Interest Expense:
          Net Interest Expense increased from $12,057 in 1993 to $32,532 in 1994, an increase of $20,475, primarily as a result of the issuance of $500,000 in notes payable in August 1994 to provide working capital.

     Other Income:
          Other income was $82,772 in 1994 an increase of $70,652 over 1993. Other income was principally comprised of gains of approximately $70,000 in connection with the resolution of certain disputes net of write offs in certain product investments.

     Income Tax Benefits:
          Income tax benefit of $128,000 in 1993 and the loss from discontinued operations and gain on sale net of taxes of $67,448 and $192,000 respectively, were the result of the disposition of certain product lines in 1993.


                         LIQUIDITY AND CAPITAL RESOURCES


                                             DECEMBER 31,   DECEMBER 31,
                                                     1995           1994
                                             ------------   ------------
Net cash used for operations                 ($2,264,440)   ($2,403,404)
Net cash used for investing activities          ($92,767)     ($133,163)
Net cash provided by financing activities     $3,342,636     $2,363,063
Working capital (deficit)                     $1,296,769      ($651,789)

     Trends:

       The Company's net cash used for operations for the year ended December 31, 1995 was $2,264,440 compared to $2,403,404 for the previous year, an improvmement of $138,964 or approximately 6%.

       The Company continued to use strategic capital exchanges to reduce its cash needs, especially in the second half of 1995. This included exchanging debt for equity with several service providers, employees, and consultants, saving precious cash assets. The Company also negotiated the conversion of $550,000 in notes payable, plus accrued interest, directly into equity, effective in early November 1995. Finally, the company obtained agreement to convert $1,110,000 of bridge loans directly into equity based upon the success of the private placement in progress at year end. The Company intends to enter into similar transactions in the future where practicable, and where the Board of Directors deems them to be in the best interest of the Company.

       The CEO elected to defer his $12,500 monthly compensation from May 1,1995 through January 1996, and agreed to convert $68,041 directly to equity. Other key executives deferred a portion of their salaries, agreeing to convert all deferred salary (totaling $53,200) directly into equity
       (in October 1995, and again in January of 1996) in the interest of conserving current working capital.

       In January 1996, the Company completed a private placement totaling $4.2 million, consummating the capital financing process of direct private placements of equity and debt conversions begun in February of 1995.
       This has allowed the Company to pursue the expanded distribution on
       existing products, and complete the launch of several new products.   A
       small portion of the financing proceeds were used to retire notes payable whose holders decided to forego the opportunity (or option) to convert to equity.

     General:

       During calendar 1995, the continuing existence of the Registrant as a going concern was dependent upon its receipt of additional financing and its achieving profitable sales. It has achieved the first goal, and has begun pursuit of the second goal. February 1995, the Registrant received proceeds of approximately $443,000 net of commissions and expenses, from the sale of $500,000 principal amount of 15% secured notes and warrants through a brokerage firm. The maturity date of these notes was November 9, 1995. During the period September 1995 to February 1996, the Registrant received: (i) $1,110,000 in debt financing that was later converted to equity; (ii) $5,052,000 in equity financing net of expenses;
      (iii) an aggregate of $925,000 of other indebtedness, including notes payable to investors and amounts due to employees and consultants were converted to equity; (iv) $500,000 principal amount of secured notes and the accrued interest thereon were repaid. The cumulative effect of these events was to increase working capital by $4.5 million. The Registrant estimates that it will spend approximately $750,000 on research and development in 1996, and approximately $250,000 on production machinery and sales support systems in the same period.

      The Registrant estimates that gross revenues for product shipments for the first quarter of fiscal 1996 were approximately $820,000. The Registrant is utilizing a new co-packer for Fudgets-Registration Mark-, as well as launching the first sales of Caketts-TM- and Juliettes-TM-. The initialization of production will occur at significantly reduced gross margins, primarily due to the setup costs for raw materials, packaging and production, as well as the smaller (relative) size of production runs in order to match inventory to sales in the early stages. The Registrant expects to achieve gross margins of approximately 45%-55% (varies by product line/flavor) once full regular production efficiencies are achieved. Although no assurance can be given as to actual results of operations, and unforeseen difficulties may arise with respect to the introduction of new products or the distribution of existing products, management believes that the trends of the first quarter will continue and should result in substantially improved results for the 1996 fiscal year.

      Management believes the cash on hand from the capital financing described above, as well as resulting from operations, are adequate to meet the Company's planned capital needs of the current fiscal year.

ITEM 7.   FINANCIAL STATEMENTS

SEE "INDEX TO FINANCIAL STATEMENTS" ON PAGE F-1

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

          ACCOUNTING AND FINANCIAL DISCLOSURE
                              None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The directors and executive officers of the Registrant are as follows:

          NAME                     AGE       POSITIONS HELD
          ----                     ---       --------------
          Sheldon Schrager         64        Chairman of the Board and a
                                             Director

          Mark Beychok             38        President, CEO and a
                                             Director

          Stanley J. Pasarell      48        Director

          Donald Wohl              60        Director

          Kenneth Berg             69        Director

SHELDON SCHRAGER was elected a director of the Company in September of 1993 and has been Chairman of the Board since February 1995. Mr. Schrager was the executive vice president of Columbia Pictures Corp. from 1979 to 1986. Mr. Schrager is currently a private investor.

MARK BEYCHOK was elected President and a director of the Company in September of 1993 and has been Chief Executive Officer since February 1995. Mr. Beychok is a private investor with seventeen years of experience in the food industry as an owner and operator of various food manufacturing marketing and distribution companies.

STANLEY J. PASARELL was elected a director of the Company in November, 1989. Since September, 1990 he has been Chairman of the Board of Directors of Puerto Rico Supplies Co., a consumer and institutional products distributor in Puerto Rico. From 1986 through August of 1990, Mr. Pasarell was president and Chief Executive Officer of both Puerto Rico Supplies Co. and Apelco del Caribe, Inc. Apelco del Caribe acts as the exclusive Puerto Rican and Caribbean distributor of all food and related products to McDonald's restaurants.

DONALD WOHL was elected a director of the Company in November of 1993. Mr. Wohl is a private investor and financial consultant that has been advising small growth companies for over 30 years. Mr. Wohl is also on the board of Koo Koo Roo, Inc.

KENNETH BERG was elected a director in December 1995. Since August 1990, Mr. Berg has been the Chairman of the Board and Chief Executive Officer of Koo Koo Roo, Inc., a NASDAQ listed company which operates a chain of restaurants.

KEY EMPLOYEES

     Management relies on certain key employees to carry forward the business, including the following:

     LAWRENCE BRUCIA is responsible for product development and marketing. Mr. Brucia has more than 20 years experience in the food industry, in the areas of manufacturing, distribution and marketing. Mr. Brucia founded and served as president of Marin Specialty Foods and of Legend Food Products, Inc. Prior to joining Vitafort, Mr. Brucia served as president of Focus Sales Group, working to develop new products with companies, such as Spring Water Cookie Company and International Trade and Marketing.

     DR. SCOTT SANDERS, the head of research and development, has 25 years of experience in the field of baking technologies and bakery products and has been employed by or been a consultant to such firms as R.J.R. Nabisco, Goodman Feildler Limited, Genencor, Inc., Maraini Packing Company, Pacific Grain Products, Oregon Hazelnut Board, California Prune Board, Sunmaid Growers, McCormick Company, California Date Advisory Board, and Mothers Cake and Cookie Company. During the years 1978 to 1988, Dr. Sanders was head of research and development and quality assurance for California based Safeway Supermarket chain. In that position, Dr. Sanders was responsible for research and development, new product development and refining existing products, and ingredient appraisal operations at all Safeway's 16 commercial bakeries. Dr. Sanders holds a B.A. (Biology), M.S. (Biology), and a Ph.D. (Food Science and Technology) including Sigma Xi Science Honoree, Gamma Sigma Delta Agricultural Honoree, and Phi Tau Sigma Food Science Honoree.

     JOHN COPPOLINO manages the sales efforts of the company.   Mr. Coppolino
brings with him to the Vitafort Management team over 10 years of experience in the food industry. His sales and marketing background crosses over into every major class of trade. As a Food Broker prior to joining Vitafort, Mr. Coppolino represented some of the leading innovative healthy food manufactures in the industry (including Con Agra/the makers of Healthy Choice, and Health Valley/manufacturer and marketer of healthy snacks). In addition, Mr. Coppolino's manufacturing experience includes over 3 years as National Sales Manager of Blue Ridge Farms ( $80 million). Mr. Coppolino graduated from the Pennsylvania State University School of Business in 1983 with a degree in Business Logistics.

     Eloy Ellis manages the Finance and Administration efforts of the Company. He has more than 15 years' experience in management, specifically in the finance, accounting and operations areas. His resume includes eleven years as the Regional Controller & Sales Administrator for Dreyer's Grand Ice Cream, where, in addition to financial reporting and support, he was responsible for the design and implementation of regional trade marketing and promotion programs, and leading the conversion of merger/acquisition targets into
profitable operating divisions.    Mr. Ellis is a Certified Public Accountant
(CPA) in California, having practiced accounting publicly for three years at
PriceWaterhouse (in Los Angeles, California).   He received his B.A. in
Economics in 1978, and his Master of Business Administration in 1980, both from the University of Southern California.

     The Registrant intends to hold a shareholder meeting during 1996 at which the entire Board of Directors will be chosen. Pursuant to the Certificate of Incorporation of the Registrant, the Board of Directors is divided into three classes as nearly equal in number as possible, with the term of each class to expire every three years. There are no family relationships among any officers and directors. Directors did not receive any cash compensation for their services as directors in 1994 or 1995.

     Section 16(a) compliance

     No disclosures are required by the Company in response to this item.

ITEM 10.  EXECUTIVE COMPENSATION

     Mr. Westlund, a former officer and director of the Company, signed an employment agreement with the Registrant on December 1, 1993. The terms of that employment agreement are described below. Such employment agreement was terminated upon Mr. Westlund's resignation as an officer of the Company in March 1995. Mr. Westlund and the Company entered into a consulting agreement, dated as of March 1, 1995, whereunder Mr. Westlund was engaged as a consultant to the Company through November 30, 1995 with monthly fees of $12,500 and provided for offsets against such consulting fees equal to Mr. Westlund's outstanding obligations to the Company. Among other things, the consulting agreement provided that, if the new Chief Executive Officer of the Company deferred a portion of his compensation under his employment agreement, then Mr. Westlund would also defer the same portion of his consulting fees under the agreement.
On November 30, 1995, the Company and Mr. Westlund executed a letter agreement settling their respective obligations under Mr. Westlund's consulting agreement, modifying Mr. Westlund's remaining stock options to delete certain anti-dilution provisions and releasing each other from all prior obligations. The Company has fulfilled all of its obligations to Mr. Westlund under such letter agreement.


     Mr. Benz, a former officer and director of the Company, signed an employment agreement with the Registrant on December 1, 1993. The terms of that employment agreement are described below. Effective April 1, 1994, Mr. Benz resigned as an officer and a director of the Company and during 1994 the Company and Mr. Benz executed a Separation and Release Agreement, dated as of December 1, 1994 (the "Separation Agreement"). The Separation Agreement provided that the remaining 1,600,000 options at $.25 granted to Mr. Benz under his employment agreement would immediately vest and the exercise price of 500,000 of such options would be reduced from $.25 to $.10. The revision to the exercise price was reflected as expense in the Company's financial statements for the year ended December 31, 1994. In addition, the 500,000 options granted to Mr. Benz in September 1993 were amended to provide that the inherent value of the option, based on the then market price of the common stock, could be utilized to exercise such options. Mr. Benz was to receive a lump sum of $15,000 in settlement of his employment agreement and was retained as a consultant at the rate of $3,500 per month for a period of seven months. During 1995, the Company and Mr. Benz executed a letter agreement whereunder the monies owed to the Company by Mr. Benz were offset against amounts owed to Mr. Benz under the consulting arrangement and the balance was applied to the exercise of certain options held by Mr. Benz.

     On December 1, 1993, the Registrant entered into a three year employment agreement with each of Steven Westlund, Peter Benz and Mark Beychok. The aggregate total of these agreements provides for an annual base salary of $150,000 in the case of each of Mr. Westlund and Mr. Beychok and $120,000 in the case of Mr. Benz plus a bonus in an amount equal to 25% of the
Registrant's pre-tax profits, but not more than 20% of the base salary.   The
agreements provide that they shall automatically renew for successive three year terms unless terminated by either party six months prior to the expiration of their term. Except for cause, as defined in the agreements, the registrant may not terminate the agreements during the first eighteen months of their initial term and, upon any termination after the initial eighteen months, must pay the employee six months salary. Each agreement provides for the grant to the employee of an option to purchase two million shares of common stock at $0.25 per share. The option was vested as to one million shares upon grant and will vest as to an additional 500,000 shares on December 31, 1994 and as to the final 500,000 shares on June 30,1995, conditioned only on continued employment by the Registrant. Each agreement provides that the Registrant will obtain $1,000,000 of life insurance on the employee, the proceeds of which will be split equally between the employee's beneficiary and the Registrant.

     In December, 1995, in recognition of Mr. Beychok's deferral of his compensation during 1995 and his assuming additional responsibilities within the company, Mr. Beychok's employment agreement was amended to grant him an additional 1,250,000 five year options with an exercise price of $.15, a price equal to the offering price in the Company's then ongoing private placement. In November, 1995, certain employees and consultant's to the Company, including Mr. Beychok, agreed to convert their accrued salary, accrued consulting fees and accrued expense reimbursements to stock and options on the same terms as the Company's ongoing equity bridge financing. The Company's Board of Directors approved this transaction in December 1995. In such connection, Mr. Beychok converted $45,821 of accrued salary into 381,842 shares, 190,921 options with an exercise price of $.225 and 190,921 options with an exercise price of $.30.

     In September of 1993, options to purchase 500,000 shares of The registrant's common stock was issued to Messrs. Westlund, Beychok and Benz for their work as consultants to the Registrant.

     The following table sets forth certain information with respect to the compensation paid by the Company to Messrs. Westlund and Beychok (the "named individuals") during 1995:





NAME &
PRINCIPAL                                  RESTRICTED  OPTIONS/      LTIP      ALL OTHER
POSITION         YEAR    SALARY     OTHER       STOCK      SARS   PAYOUTS   COMPENSATION
- ---------        ----    ------     -----       -----      ----   -------   ------------
CEO
(Steven                                                                              (1)
Westlund)        1995   $25,000                                                  $95,775
President,
CEO
(Mark                                 (2)                                            (3)
Beychok)         1995   $40,000  $110,000                                        $14,212




(1) Represents Mr. Westlund's consulting fees per his separation agreement, most of which was used to retire loans from the Company and to exercise existing stock purchase options.

(2) A portion of Mr. Beychok's salary was deferred during 1994 and applied as an offset against a note payable in 1995. A portion of Mr. Beychok's salary was deferred in 1995 and the majority converted to common stock and options during 1995 and early 1996.

(3) Comprised of $10,912 car allowance and $3,300 in medical insurance benefits.

Stock Option Plan

     The Registrant adopted its 1989 Stock Option Plan (the "1989 Plan") pursuant to which 250,000 shares of common stock were reserved for issuance upon the exercise of options. Options granted under the 1989 Plan may at the discretion of the Board be incentive stock options ("ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended ("Code"), or non-incentive stock options. In June 1991, the Board of Directors approved an increase in the number of options available for grant under the 1989 Plan to 1,000,000. No options are outstanding under this plan.


     In 1995, the Registrant adopted a the 1995 Stock Option Plan pursuant to which 40,000,000 shares of Common Stock were reserved for issuance upon the exercise of options (the "1995 Plan"). The 1995 Plan is similar to the 1989 Plan in many respects and in the discussion below, each is referred to as a "Plan" and they are collectively referred to as the "Plans".


     Under the terms of the Plans, all directors, officers and key employees of, and consultants to, the Registrant and all its subsidiaries are eligible for option grants. The Board determines in its discretion which persons will receive option grants, the number of shares subject to each option, the exercise price, which may not be less than the par value of the shares subject to the option, except that in the case of ISOs, the exercise price must be at least one hundred percent (100%) of the fair market value of the optioned shares on the date of grant, or one hundred and ten percent (110%) of such fair market value if the optionee is the owner of more than ten percent (10%) of the total combined voting power of all classes of voting stock of the Registrant (a "10% Holder"), and the term (which may not be more than ten (10) years from the date of grant, or five (5) years in the case of an ISO granted to a 10% holder) thereof. The Plans permit options granted thereunder to be exercised by the tender of shares of common stock having a fair market value equal to the exercise price of such option.



     Options granted under the Plans may, at the discretion of the Board, be exercisable upon the tender of cash equal in amount to the aggregate par value of the shares covered by such options, together with a one-year note bearing interest at the "applicable federal rate" (as defined in the Code) and providing for a required prepayment upon any disposition of the acquired shares. Presently, the Board does not have a stock option committee.


     In connection with his settlement with the Registrant in 1993, Mr. Corsini's options for the purchase of 400,000 shares at exercise prices ranging from $0.50 to $0.80 were exchanged for three-year vested options with the same stated exercise prices, all of which will expire in May, 1996.


     During 1995 Mr. Beychok was granted an aggregate of 13,750,000 options under the 1995 Plan.


     The following chart sets certain information with respect to option exercises during 1995 by the named individuals:



Name              Shares            Value         Number of            Value of
                  Acquired          Realized      Securities           Unexercised
                  on                              Underlying           in-the-money
                  Exercise                        Unexercise           Options/SAR
                                                  Options/SARs at      s at FY end
                                                  FY-End               Exercisable
                                                  Exercisable/         Unexercisable
                                                  Unexercisable
- ------------------------------------------------------------------------------------
Steven Westlund   356,300           $98,445       1,443,700            $216,555
- ------------------------------------------------------------------------------------
Mark Beychok       -0-              -$0-          7,619,342/           $1,676,878/
                                                  10,062,500           $4,192,503


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the ownership of the common stock by each director and by entities or persons known to the Registrant to own beneficially in excess of 5% of such stock and by all officers and directors as a group, as of April 3, 1995. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.


          NAME AND ADDRESS         NUMBER OF SHARES
          OF BENEFICIAL OWNER      OF COMMON STOCK          PERCENTAGE OF
          IDENTITY OF GROUP        BENEFICIALLY OWNED       BENEFICIAL OWNERSHIP
          -------------------      ------------------       --------------------
          Sheldon Schrager(1)           1,723,333 (2)             2.7%

          Mark Beychok (1)              8,397,184 (3)             11.9%

          Donald Wohl(1)                1,400,000 (4)             2.2%

          Stanley J. Pasarell           1,260,805 (5)             2.0%
          5 Lindview
          San Rafael, California 94901

          Kenneth Berg                    608,333 (6)             1.0%

          ALL DIRECTORS AND            14,650,460                19.8%
          OFFICERS AS A GROUP
          (5 PERSONS) (2)(3)(4)          (5) and (6)

(1) The Address of these persons is Suite 480, 1800 Avenue of the Stars, Los Angeles, California 90067, except for Donald Wohl who is in Suite 1114 in such building.

(2) Includes (i) 370,000 shares which are held jointly with Mr. Schrager's wife; (ii) 20,000 shares which are owned by Mr. Schrager's individual retirement account; and (iii) 1,333,333 shares underlying the currently exercisable portion of a stock option, expiring December 16, 2000, which has an exercise price of $.15 per share (but does not include 2,666,667 shares underlying such option which are not currently exercisable).

(3) Includes (i) 1,250,000 shares underlying a currently exercisable option with an exercise price of $.15 per share which expires on December 16, 2000;
(ii) 300,000 shares underlying a currently exercisable option with an exercise price of $.10 per share which expires on September 29, 1998; (iii) 2,000,000 shares underlying a currently exercisable option with an exercise price of $.25 per share which expires on November 15, 1998; (iv) 1,000,000 shares underlying the currently exercisable portion of a stock option, expiring December 16, 2000, which has an exercise price of $.15 per share (but does not include 2,000,000 shares underlying such option which are not currently exercisable); (v) 2,687,500 shares underlying the currently exercisable portion of a stock option, expiring December 16, 2000, which has an exercise price of $.15 per share (but does not include 8,062,500 shares underlying
                                       17
such option which are not currently exercisable), (vi) 190,921 shares underlying a currently exercisable option with an exercise price of $.225 per share which expires 15 months after the effective date of a registration statement relating to options granted in a private placement transaction and
(vii) 190,921 shares underlying a currently exercisable option with an exercise price of $.30 per share which expires 21 months after the effective date of a registration statement relating to options granted in a private placement transaction.

(4) Includes (i) 400,000 currently exercisable options owned by Mr. Wohl, which has an exercise price of $.22 per share and expires on November 20, 1996 and (ii) 1,000,000 shares underlying the currently exercisable portion a stock option, expiring December 16, 2000, which has an exercise price of $.15 per share (but does not include 2,000,000 shares underlying such stock option which are not currently exercisable). Does not include 3,750,000 shares owned by V.F.R.T. Partners, L.P., a California limited partnership in which Mr. Wohl is the general partner.

(5) Includes 3,340 Redeemable Warrants owned by Mr. Pasarell. The Redeemable Warrants expire April 30, 1996 and have an exercise price of $2.37 per share. Includes 1,000,000 shares underlying the currently exercisable portion of a stock option, expiring December 16, 2000, which has an exercise price of $.15 per share (but does not include 2,000,000 shares underlying such stock option which are not currently exercisable).

(6) Includes (i) 25,000 shares underlying a presently exercisable option which has an exercise price of $.20 per share and expires on September 16, 1998 and
(ii) 333,333 underlying the currently exercisable portion of a stock option, expiring December 18, 2000, which has an exercise price of $.15 per share (but does not include 666,667 shares underlying such option which are not currently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1987, Joseph R. Daly, a director and principal stockholder, loaned the Registrant $320,000 which was evidenced by a demand promissory note which bore interest at the Bank of New York's prime rate. Subsequently, Mr. Daly agreed that interest on such note would accrue until the consummation of a public offering of the Registrant's securities and thereafter, interest and principal would be paid in four quarterly installments commencing 14 months from the closing of such offering (February 19, 1991). As of February 19, 1991, the total accrued interest due amounted to $109,390.

     During November 1989, Mr. Daly made a $50,000 loan to Nutrifish Corporation which is evidenced by a promissory note bearing interest at 10% per annum. Such interest was prepaid by issuing to Mr. Daly one and two thirds percent (1-2/3%) of the outstanding common stock of Nutrifish Corporation. Mr. Daly was also granted the right to purchase additional shares to preserve his percentage interest in Nutrifish Corporation. The principal of such notes was to be repaid on January 20, 1991, or prepaid out of the gross revenues of Nutrifish Corporation. At the time Mr. Daly made his loan, an unaffiliated party loaned Nutrifish $100,000 on the same terms, which was repaid in January, 1991. The total principal amount due to Mr. Daly on January 20, 1991 was $44,121.

     In March 1991, Mr. Daly agreed to exchange a portion of the outstanding balance of the aforementioned $320,000 note (plus accrued interest of $109,390), and of the $19,121 remaining balance due on the Nutrifish note for (i) a one-year $100,000 promissory note from the Registrant bearing interest at ten percent (10%) per annum, and (ii) 10,000 shares of the Registrant's Series A Convertible Preferred Stock which were issued to him at a price of $34.85 per share. Each such share of Preferred Stock is convertible into 24 shares of the Registrant's common stock. The $100,000 promissory note provided for 12 equal monthly payments of principal and interest due Mr. Daly in the amount of $9,167 each. In September 1991, Mr. Daly exchanged the $50,000 principal balance remaining on the $100,000 note for an additional 1,435 shares of Series A Convertible Preferred Stock. Mr. Daly received one share of the Registrant's Series A Preferred Stock for each $34.85 owed him.

Total dividend and interest payments made to Mr. Daly in 1991 were $13,963 and $5,002, respectively. Total dividend and interest payments made to Mr. Daly in 1992 were $24,000 and $0, respectively.

     In November of 1993, Mr. Daly agreed to convert his 11,435 shares of Series A preferred Stock into 520,000 shares of common stock. The Registrant made no dividend or interest payments to Mr. Daly in 1993.

     In April of 1993 Stanley Pasarell, a member of the Board of Directors loaned the Registrant $11,000 for the purposes of preparing the Registrant's 1992 10-KSB. This loan was repaid on July 11, 1993.

     In March 1993, Mr. Frank Corsini, then President and a director, was repaid his loan of $3791 as part of his Settlement Agreement and Full Release. In September 1993, Mr. Stanley Pasarell and Mr. Barry Loughrane, members of the Board of Directors, converted their loans of $8800 and $8891 respectively to the Registrant into 44,455 and 44,000 shares respectively of common stock of the Registrant. In September of 1993, Dr. Barry Saltzman, a member of the Board of Directors was repaid his loan of $8,891 in full by the Registrant. In October 1993, Mr. Steven Westlund, CEO and Chairman of the Board was repaid his loan of $500 in full by the Registrant.

     In September 1993, Mr. Barry Loughrane, then a member of the Board of Directors purchased 250,000 shares of the Registrant's common stock at $0.10 per share as part of a private placement of the Registrant's common stock. In September of 1993, Mr. Sheldon Schrager, prior to becoming a member of the Board of Directors, purchased 370,000 shares of the Registrant's common stock at $0.10 per share as part of a private placement of the Registrant's common stock. In December 1993, Mr. Herman Jacobs, who served as a member of the Board of Directors from December 1993 to December 1994, purchased 750,000 shares of the Registrant's common stock at $0.20 per share as part of a private placement of the Registrant's common stock.

     In September of 1993, Mr. Westlund, Mr. Beychok and Mr. Benz (who was then an officer and a director) each purchased 250,000 shares of the Registrant's common stock at $.10. Payment for such shares was made by each of Messrs. Westlund, Beychok and Benz delivering a promissory note in the amount of $24,975 and paying $25 in cash. The notes bore interest at 8% per annum and were callable at the option of the Company during the period August 15 to September 15 in each year. Such notes were offset against moneys due to Messrs. Benz and Westlund under their settlement agreements with the Registrant. Mr. Beychok's note was offset against deferred salary at approximately the same time. The Registrant also entered into employment agreements with Messrs. Westlund, Beychok and Benz. See, "Item 10. Executive Compensation".

     In November 1993, the Registrant entered into a consulting agreement with Herman Jacobs, a director of the Registrant. Mr. Jacobs compensation under such agreement, which was further conditioned on his investing $150,000 in the Registrant, was the grant of 2,000,000 options at $.25. The Company, in making this filing does not waive the right to challenge Mr. Jacob's entitlement to these options. The Company and Mr. Jacobs are currently in litigation. See "Item 2. - Legal Proceedings".

     In October 1993, the Registrant entered into a Marketing Agreement with Second Nature Technologies, Inc., a Delaware corporation of which Dr. Barry Saltzman, a director of the Company, is an officer, director and principal shareholder. (See "Item 1. Business of the Registrant")

     In December 1993, the Registrant entered into a Subscription-Commitment Agreement with V.F.R.T. Partners, L.P. of which, Mr. Donald Wohl, a director of the Registrant, is the general partner.V.F.R.T. Partners, L.P. purchased 3,750,000 shares of common stock at $.20 per share under such agreement.

     In July 1990, the Registrant and Vitafort Latin America, a Delaware corporation ("VLA") and an affiliate of both the Registrant and Mr. Pasarell, entered into a royalty-free license agreement (See "Item 1. Business-Licenses") granting to VLA exclusive rights to use, develop, sell and sub-license the Registrant's programs, products and technology in Latin America, including the Caribbean Basin, Central and South America, and Mexico. In exchange for the grant of license, the Registrant received a 50% ownership interest in VLA.
Mr. Pasarell and his affiliates own the remaining 50% interest in VLA and manage the corporation from its offices in Puerto Rico. The VLA License Agreement is for a term of ten (10) years and is thereafter automatically renewed for successive five-year periods upon the prior written consent of the parties. The Registrant is obligated to support the license in the territory by providing VLA with the use of its trademarks and with its methodology, existing documentation, copies of all existing advertising and promotional material for Vitafort products and programs and updates thereto, and by assisting VLA in the development of its business procedures in the territory. VLA has been dormant since its incorporation.

     In October 1995, Mark Beychok, then President and director, agreed to convert the balance of his deferred salary into equity at the Bridge Equity financing rate. This transaction resulted in the issuance of 381,842 shares of common stock. 190,921 warrants at $.225 each and 190,921 warrants at $.30 each (see further definition under ITEM 11; Security Ownership of Certain Beneficial Owners and Management).

     In June 1995, Ken Berg was granted 25,000 stock purchase options with an exercise price of $.20 as an incentive to loan the company $25,000 for six months. In January 1996, Mr. Berg joined the Board of Directors, and the Company repaid his loan in full.

                                     PART IV

ITEM 13.   EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a) EXHIBITS LIST

3.l       Certificate of Incorporation of Registrant*
3.2       By-laws of Registrant*
3.3 Agreement and Plan of Merger between the Registrant and Vitafort International Corporation, a California corporation*
3.4       Certificate of Designation - Series A Preferred Stock*****
3.5       Certificate of Designation - Series B Preferred Stock*****
3.6       Certificate of Amendment to the Certificate of Incorporation,
          November 1991*****
3.7       Certificate of Designation - Series C Preferred Stock*****
3.8 Certificate of Amendment to the Certificate of Incorporation, filed February 8, 1994 ******
3.9       Certificate of Designation - Series D Preferred Stock******
3.10 Certificate of Amendment to the Certificate of Incorporation, filed November, 1995. Incorporated by reference to Exhibit 4.10 filed with the Registrant's Registration Statement on Form S-8 filed January 25, 1996 File Number 33-300435 (the "1996 S-8").
4.1       Specimen Stock Certificate*
4.2       Specimen Redeemable Common Stock Purchase Warrant*
4.3       Form of Warrant Agreement*
4.4       Proposed form of Underwriters Warrant Agreement*
4.6       Warrant Extension Agreement, December 18, 1992*****
4.7       Warrant Extension Agreement, December 18, 1994******
4.8       Warrant Extension Agreement, January 18, 1995******
4.9       Warrant Extension Agreement, April 3, 1995******
4.10 Warrant Extension Agreement, May 3, 1995. Incorporated by reference to Exhibit 4.18 to the 1996 S-8.
4.11 Warrant Extension Agreement, June 15, 1995. Incorporated by reference to Exhibit 4.19 to the 1996 S-8.
4.12 Warrant Extension Agreement, July 17, 1995. Incorporated by reference to Exhibit 4.20 to the 1996 S-8.
4.13      Warrant Extension Agreement, August 16, 1995. Incorporated by
          reference to Exhibit 4.21 to the 1996    S-8.
4.14 Warrant Extension Agreement, December 31, 1995. Incorporated by reference to Exhibit 4.21 to the 1996
          S-8.
10.1      Loan Agreement, dated August 19, 1988, between the       Registrant
          and Bishop Capital, L.P. and promissory note in the principal amount of $150,000*
10.2 License Agreement, dated April 25, 1986, between the Registrant and Crystal Geyser Water Registrant and amendment, dated January 7, 1988*
10.3      Demand Promissory Note, dated July 10, 1987, from Registrant to Joseph
          R. Daly in the principal amount of $300,000 and Modification, dated October 11, 1989*
10.4 License Agreement, dated as of October 9, 1987, between the Registrant and Good Health Beverage, Inc. and amendment, dated November 23, 1988*
10.5 Product Development Agreement, dated as of January 21, 1988, between the Registrant and International Multifoods, Inc.*
10.6      Beverage Agreement, dated as of October 31, 1988, between  the
          Registrant and

          PowerBurst Corporation*
10.7 Amended and Restated Agreement, dated August 2, 1989, between the Registrant and Vitafort Far East Co., Ltd.*
10.8 Agreement, dated August 11, 1989, between Barry Saltzman, M.D. and Yoshio Tanaka*
10.9 Lease, dated June 13, 1988, between Registrant and Shelterpoint Equities, Ltd. for offices at 591 Redwood Highway, Mill Valley, California*
10.10 Agreement, dated July 25, 1989, between Nutrifish Corporation and Mt. Lassen Trout Farms*
10.11 Salmon Rondelles Joint Development and Marketing Agreement, dated as of September 18, 1989, between Nutrifish Corporation and Norwegian Seafoods, Inc.*
10.12 Whole Salmon Joint Development and Marketing Agreement, dated as of September 26, 1989, between Nutrifish Corporation and Norwegian Seafoods, Inc.*
10.13 Employment Agreement, dated September 13, between the Registrant and Barry K. Saltzman*
10.14 Employment Agreement, dated September 13, between the Registrant and Jeffrey Lewenthal*
10.15     The Registrant's 1989 Stock Option Plan*
10.16 Stock Option Agreement, dated as of July 17, 1989 between the Registrant and Jeffrey Lewenthal*
10.17 Secrecy Agreement, dated as of May 2, 1986, between the Registrant and Hoffman-LaRoche, Inc.*
10.18 Joint Venture Agreement, dated September 29, 1989, between the Registrant and Agrolife Technologies, Inc.*
10.19 Consulting Agreement, dated September 13, 1989, between the Registrant and Randall S. Reis*
10.20     Loan Agreement, dated June 15, 1989, between Union Bank and Joseph R.
          Daly*
10.21     Form of Employee Confidentiality Agreement.**
10.23 Form of Escrow Agreement by and among the Registrant, Gilford Securities Corp., and certain stockholders of Registrant*
10.24 Promissory Note, made November 21, 1989, by Nutrifish Corporation and payable to Joseph R. Daly*
10.25 Right of First Refusal Agreement, dated November 21, 1989, between Nutrifish Corporation and Joseph R. Daly*
10.26 Production License Agreement for Nutrifish Norwegian Salmon,dated February 2, 1990, between Nutrifish Corporation and Norwegian Seafoods, Inc.**
10.27 Test Market Agreement, dated December 19, 1989, between International Multifoods Corporation and the Registrant.**
10.28 Amendment, dated as of December 19, 1989, to the Product Development Agreement between International Multifoods Corporation and the Registrant.**
10.29 Consulting Agreement, dated February 21, 1990, between the Registrant and Joseph R. Daly.**
10.30 License Agreement between the Registrant and Nulaid Foods, Inc., dated April 30, 1990.**
10.31 License Agreement between the Registrant and Vitafort Latin America, dated July 30, 1990.**
10.32 Termination Agreement between the Registrant and Jeffrey D. Lewenthal, dated September 12, 1990.**
10.33 Settlement Agreement and Full Release between Nicholas J. Caputo and Registrant, dated October 4, 1990.**

10.34 Employment Agreement between the Registrant and Stephen D. Clow, dated December 1, 1990.**
10.35 Employment Agreement between the Registrant and Frank A. Corsini, dated January 2, 1991.**
10.36 Stock Option Agreement between the Registrant and Stephen D. Clow, dated January 2, 1991.**
10.37 Stock Option Agreement between the Registrant and Frank A. Corsini, dated January 2, 1991.**
10.38 Letter Agreement, dated February 1, 1991, amending Consulting Agreement between the Registrant and Joseph R. Daly.**
10.39 Letter Agreement, dated March 12, 1991, between the Registrant and Joseph R. Daly regarding debt reorganization.**
10.40 Consulting Agreement between Norman Kretchmer, M.D., Ph.D., and the Registrant, dated December 20, 1988.**
10.41 Settlement Agreement between the Registrant and PowerBurst Corporation, dated September 23, 1991.**
10.42 Subscription Agreement between the Registrant and Societe Anonyme Financier Industrielle et Garantie, dated November 1, 1991. Incorporated by reference to Exhibit 1 to the Registrant's Report on Form 8-K dated November 1, 1991.
10.43 Exclusive Distribution Agreement between Registrant and Chicago Fish House, dated June 13, 1991.**
10.44     Larry Lucas Settlement Agreement, dated March 25, 1993.*****
10.45     Frank Corsini, Separation Agreement, dated May 18, 1993.*****
10.46 Agreement dated October 5, 1993 between the Registrant and Second Nature Technologies, Inc.***
10.47     Food and Beverage Technology Agreement***
10.48 Asset Purchase and Sale Agreement, dated as of June 7, 1993 by and among Crystal Clear Farms, Inc., a Maine corporation, the Registrant and Salmon Distribution Subsidiary, Inc. a Maine corporation which was formerly known as Crystal Clear Farms, Inc.****
10.49     Temporary Operating Agreement dated June 7, 1993 by and among Samuel
          L. Thompson & Associates, Inc., a Maine corporation, the Registrant and Crystal Clear Farms, Inc. a Maine corporation (now known as Salmon distribution Subsidiary, Inc.)****
10.50 Non-Competition Agreement dated July 27, 1993 by and between the Registrant and Crystal clear farms, Inc., a Maine corporation.****
10.51 Employment Agreement dated as of November 29, 1993, between the Registrant and Steven Westlund. Incorporated by reference to exhibit
          99.01 to Form S-8 filed by the Registrant on March 4, 1994 ("The S-8 filling").
10.52 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Steven Westlund. Incorporated by reference to exhibit
          99.02 to the S-8 filing.
10.53 Stock Option Agreement dated as of September 15, 1993 between the Registrant and Steven Westlund. Incorporated by reference to exhibit
          99.03 to the S-8 filing.
10.54 Employment Agreement dated as of November 29, 1993 between the Registrant and Peter Benz. Incorporated by reference to exhibit 99.04 to the S-8 filing.
10.55 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Peter Benz. Incorporated by reference to exhibit 99.05 to the S-8 filing.
10.56 Employment Agreement dated as of November 29, 1993 between the Registrant and Mark Beychok. Incorporated by reference to exhibit
          99.06 to the S-8 filing.
10.57 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Mark Beychok. Incorporated by reference to exhibit
          99.07 to the S-8 filing

10.58 Stock Option Agreement dated as of September 15, 1993 between the Registrant and Mark Beychok. Incorporated by reference to exhibit
          99.08 to the S-8 filing.
10.59 Consulting Agreement dated as of November 29, 1993 between the Registrant and Herman Jacobs. Incorporated by reference to exhibit
          99.09 to the S-8 filing.
10.60 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Herman Jacobs. Incorporated by reference to exhibit
          99.10 to S-8 filing.
10.61 Vitafort International Corporation 90 Day Operating Plan. Incorporated by reference to exhibit 99.21 to the S-8 filing.
10.62 Stock Option Agreement, dated September 15, 1993, between the Registrant and Stanley J. Pasarell. Incorporated by reference to exhibit 99.22 to the S-8 filing.
10.63 Separation and Release Agreement, dated as of December 1, 1994, between the Registrant and Peter Benz. ******
10.64 Letter Agreement, dated September 14, 1995, between the Registrant and Peter T. Benz. Filed Herewith.
10.65 Consulting Agreement and Mutual Release, dated as of March 1, 1995, between the Registrant and Steven R. Westlund. Filed Herewith.
10.66 Letter Agreement, dated November 30, 1995, between the Registrant and Steven Westlund. Filed Herewith.
10.67 The Vitafort International Corporation 1995 Stock Option Plan. Incorporated by reference to exhibit 99.01 to the 1996 S-8.
10.68 Form of Option granted to directors under The Vitafort International Corporation 1995 Stock Option Plan and schedule of grants to directors. Incorporated by reference to exhibit 99.02 to the 1996 S-8.
10.69 Employee Option granted to Mark Beychok under The Vitafort International Corporation 1995 Stock Option Plan. Incorporated by reference to exhibit 99.03 to the 1996 S-8.
10.70 Amendment, dated December 16, 1995, to the Employment Agreement between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.10 to the 1996  S-8.
10.71 Option Agreement, dated December 16, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.11 to the 1996 S-8.
10.72 Conversion Agreement, dated as of December 30, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit
          99.20 to the 1996 S-8.
10.73 Class A Option Agreement, dated as of December 30, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit
          99.21 to the 1996 S-8.
10.74 Class B Option Agreement, dated as of December 30, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit
          99.22 to the 1996 S-8.
22.         Subsidiaries of the Registrant:
                 (a)Nutrifish Corporation, a 90.5% owned
                      California corporation**
                 (b)Salmon Distribution Subsidiary Inc., a 100% owned
                      Maine corporation
                 (c)Vitafort Latin America, a 50% owned
                      Delaware Corporation

23. Consent of KPMG Peat Marwick LLP Independent Certified Public Accountants (Filed Herewith)

* Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form S-18, file number 33-31883.

**   Incorporated by reference to the same numbered exhibit to the Registrant's
December 31, 1990 and 1989 Form 10-K's .

*** Incorporated by reference to exhibits 1 & 2 to the Registrant's September 30, 1993 Form 10-QSB.

**** Incorporated by reference to exhibits 1 through 4 to the Registrant's August 7, 1993 Form 8-K.

***** Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1993 Form 10-KSB.

****** Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1994 Form 10-KSB.


(b)  REPORTS ON FORM 8-K   None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAFORT INTERNATIONAL
CORPORATION

By:/S/MARK BEYCHOK
   -----------------------
        Mark Beychok, President

LOS ANGELES, California
Date: March 31, 1996

Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                     TITLE(S)                 DATE
- ----                     --------                 ----

/S/MARK BEYCHOK          President and CEO        March 31, 1996
- ---------------------    (Principal Executive,
Mark Beychok             Accounting and Financial
                         Officer)


/S/SHELDON SCHRAGER      Chairman of the          March 31, 1996
- ----------------------   Board and a Director
Sheldon Schrager


                                                  March   , 1996
- ----------------------
Stanley J. Pasarell



/S/DONALD WOHL           Director                 March 31, 1996
- ----------------------
Donald Wohl



/S/KENNETH BERG          Director                 March 31, 1996
- ----------------------
Kenneth Berg

                          VITAFORT INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES


                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
Independent Auditors' Report                                         F-2

Consolidated Balance Sheets - December 31, 1995 and 1994             F-3

Consolidated Statements of Operations - Years ended
December 31, 1995, 1994 and 1993                                     F-4

Consolidated Statements of Stockholders'
Equity (Deficit) - Years ended December 31, 1995, 1994 and 1993      F-5

Consolidated Statements of Cash Flows - Years ended
December 31, 1995, 1994 and 1993                                     F-6

Notes to Consolidated Financial Statements                           F-8

                             INDEPENDENT AUDITORS' REPORT

The Board of Directors
Vitafort International Corporation:

We have audited the accompanying consolidated balance sheets of Vitafort International Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vitafort International Corporation and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                                 /s/ KPMG Peat Marwick

February 16, 1996

                            VITAFORT INTERNATIONAL CORPORATION
                                      AND SUBSIDIARIES
                               Consolidated Balance Sheets
                                December 31, 1995 and 1994

                                   Assets                                                   1995             1994
                                                                                       ------------     ------------
Current assets:
   Cash and cash equivalents                                                            $1,316,406           330,977
   Accounts receivable - trade, net of allowance for doubtful accounts of
     $45,650 and $35,456 in 1995 and 1994, respectively                                     39,423           150,937
   Notes receivable                                                                         19,778               ---
   Other receivables                                                                       147,974               ---
   Inventory                                                                               680,876           190,750
   Prepaids and other current assets                                                       365,117            62,433
                                                                                       ------------     ------------

         Total current assets                                                            2,569,574           735,097
                                                                                       ------------     ------------

Fixed assets:
   Manufacturing equipment                                                                 165,931            94,216
   Furniture and office equipment                                                           82,465            77,888
   Computer equipment                                                                      148,074           131,599
                                                                                       ------------     ------------
                                                                                           396,470           303,703
   Less accumulated depreciation                                                          (139,991)          (78,551)
                                                                                       ------------     ------------
         Net fixed assets                                                                  256,479           225,152
                                                                                       ------------     ------------
Intangible assets                                                                           70,000            90,000
Other assets                                                                               355,494               ---
Less accumulated amortization                                                              (67,703)          (53,758)
                                                                                       ------------     ------------
         Net intangible and other assets                                                   357,791            36,242
                                                                                      ------------      ------------
                                                                                        $3,183,844           996,491
                                                                                       ------------      -----------
                                                                                       ------------      -----------

               Liabilities and Stockholders' Equity (Deficit)                                1995            1994
                                                                                       ------------     ------------
Current liabilities:
   Accounts payable - trade                                                            $   236,927          279,864
   Accrued expenses (note 4)                                                               636,514          443,665
   Notes payable (note 5)                                                                   75,000          500,000
   Current maturities of long-term debt (note 6)                                           174,364          163,357
   Other current liabilities                                                               150,000              ---
                                                                                       ------------     ------------
         Total current liabilities                                                       1,272,805        1,386,886

Long-term debt, exclusive of current maturities (note 6)                                    34,548              ---
                                                                                       ------------     ------------
         Total liabilities                                                               1,307,353        1,386,886
                                                                                       ------------     ------------

Stockholders' equity (deficit) (note 8):
   Series B, 10% Cumulative Convertible Preferred stock, $.01 par value.
     Authorized 110,000 shares; issued and outstanding 1,500 and 2,000 shares at December 31, 1995 and 1994, respectively; aggregate liquidation preference of $75,000 and $100,000 at December 31, 1995 and
     1994, respectively.                                                                        15               20
   Series C, Convertible Preferred stock, $.01 par value.  Authorized 450 shares; issued and outstanding 50 shares at December 31, 1995 and
     1994; aggregate liquidation preference of $1 at December 31, 1995 and 1994                  1                1
   Series D, 8% Convertible Preferred stock, $.01 par value.  Authorized 2,000 shares; issued and outstanding 0 shares at December 31, 1995 and 673 shares at December 31, 1994; aggregate liquidation preference of
     $673,000 at December 31, 1994                                                             ---                7
   Subscribed stock, 24,589,484 shares at December 31, 1995 and 750,000
     shares at December 31, 1994                                                         3,418,196           74,925
   Notes receivable on subscribed common stock                                                 ---          (74,925)
   Common stock, $.0001 par value.  Authorized 180,000,000 and 40,000,000 shares at December 31, 1995 and 1994, respectively; issued and outstanding 38,223,704 and 24,026,107 shares at December 31, 1995 and
     1994, respectively                                                                      3,823            2,403
   Additional paid-in capital                                                           11,382,120        9,722,557
   Accumulated deficit                                                                 (12,927,664)     (10,115,383)
                                                                                       ------------     ------------
         Total stockholders' equity (deficit)                                            1,376,491         (390,395)
Commitments and contingencies
                                                                                       ------------     ------------
                                                                                       $ 3,183,844          996,491
                                                                                       ------------     ------------
                                                                                       ------------     ------------


             See accompanying notes to consolidated financial statements.

                          VITAFORT INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES

                        Consolidated Statements of Operations

                    Years ended December 31, 1995, 1994 and 1993


                                               1995             1994            1993
                                          --------------   --------------  --------------
Revenues:
    Product sales                         $  2,434,811        1,242,814         141,334
    Sales discounts and allowances            (119,660)         (96,700)             --
                                           --------------   --------------  --------------

        Net revenues                         2,315,151        1,146,114         141,334

Cost of sales                                1,482,326          754,464         103,385
                                           --------------   --------------  --------------
        Gross profit                           832,825          391,650          37,949
                                           --------------   --------------  --------------
Operating expenses:
    Research and development                   378,602          373,887         120,059
    Marketing                                1,417,645          556,430          52,686
    Selling, general and administrative      1,741,424        2,043,110         757,333
                                           --------------   --------------  --------------

        Total operating expenses             3,537,671        2,973,427         930,078
                                           --------------   --------------  --------------

        Loss from operations                (2,704,846)      (2,581,777)       (892,129)

Interest income                                 19,778            2,573           3,415
Interest expense                              (126,290)         (32,532)        (12,057)
Other income                                       677           82,772          12,120
                                           --------------   --------------  --------------
        Loss from continuing operations
         before income taxes (benefit)      (2,810,681)      (2,528,964)       (888,651)

Income taxes (benefit) (note 7)                  1,600            1,600        (128,000)
                                           --------------   --------------  --------------

        Loss from continuing operations     (2,812,281)      (2,530,564)       (760,651)

Discontinued operations (note 3):
    Loss from discontinued operations               --               --         (67,448)
     Gain on disposal of Crystal Clear
      Farms (net of income tax
      expense of $128,000)                          --               --         192,000
                                           --------------   --------------  --------------

        Net loss                          $ (2,812,281)      (2,530,564)       (636,099)
                                           --------------   --------------  --------------
                                           --------------   --------------  --------------

Earnings (loss) per common share
 (note 2): Continuing operations          $       (.10)            (.12)           (.07)
    Discontinued operations                         --               --            (.01)
    Gain on disposal                                --               --             .02
                                           --------------   --------------  --------------

        Net loss                          $       (.10)            (.12)           (.06)
                                           --------------   --------------  --------------
                                           --------------   --------------  --------------


See accompanying notes to consolidated financial statements.

                          VITAFORT INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES

              Consolidated Statements of Stockholders' Equity (Deficit)

                    Years ended December, 31, 1995, 1994 and 1993



                                                            Series A Cumulative              Series B Cumulative
                                                        Convertible Preferred stock     Convertible Preferred stock
                                                       ----------------------------     ---------------------------
                                                          Shares          Amount         Shares           Amount
                                                       -----------     -----------      ---------       ----------
Balances at December 31, 1992                             11,435       $     114          2,000         $     20

Common stock issued for cash in private placement              0               0              0                0
Settlements made for common stock                              0               0              0                0
Stock subscribed                                               0               0              0                0
Note receivable on subscribed common stock                     0               0              0                0
Conversion of preferred stock to common                  (11,435)           (114)             0                0
Dividends on convertible preferred stock                       0               0              0                0
Net loss                                                       0               0              0                0
                                                       -----------     -----------      ---------       ----------

Balances at December 31, 1993                                  0               0          2,000               20

Common stock issued for cash in private placement              0               0              0                0
Conversion of debt to equity                                   0               0              0                0
Cancelation of subscribed stock                                0               0              0                0
Conversion of preferred stock to common stock                  0               0              0                0
Exercise of stock options                                      0               0              0                0
Preferred stock issued for cash in private placement,
  net of commissions and offering costs                        0               0              0                0
Net loss                                                       0               0              0                0
                                                       -----------     -----------      ---------       ----------

Balances at December 31, 1994                                  0               0          2,000               20

Common stock issued for cash in bridge offering,
  net of commissions and offering costs                        0               0              0                0
Common stock subscribed in private placement,
  net of commissions and offering costs                        0               0              0                0
Conversion of debt to equity                                   0               0              0                0
Conversion of preferred stock to common stock                  0               0           (500)              (5)
Exercise of stock options                                      0               0              0                0
Net loss                                                       0               0              0                0
                                                       -----------     -----------      ---------       ----------

Balances at December 31, 1995                                  0       $       0          1,500         $     15
                                                       -----------     -----------      ---------       ----------
                                                       -----------     -----------      ---------       ----------


                                                                Series C                        Series D
                                                        Convertible Preferred stock     Convertible Preferred stock
                                                       ----------------------------     ---------------------------
                                                          Shares          Amount         Shares           Amount
                                                       -----------     -----------      ---------       ----------
Balances at December 31, 1992                                 80       $       1              0         $      0

Common stock issued for cash in private placement              0               0              0                0
Settlements made for common stock                              0               0              0                0
Stock subscribed                                               0               0              0                0
Note receivable on subscribed common stock                     0               0              0                0
Conversion of preferred stock to common                        0               0              0                0
Dividends on convertible preferred stock                       0               0              0                0
Net loss                                                       0               0              0                0
                                                       -----------     -----------      ---------       ----------

Balances at December 31, 1993                                 80               1              0                0

Common stock issued for cash in private placement              0               0              0                0
Conversion of debt to equity                                   0               0              0                0
Cancelation of subscribed stock                                0               0              0                0
Conversion of preferred stock to common stock                (30)              0              0                0
Exercise of stock options                                      0               0              0                0
Preferred stock issued for cash in private placement,
  net of commissions and offering costs                        0               0            673                7
Net loss                                                       0               0              0                0
                                                       -----------     -----------      ---------       ----------

Balances at December 31, 1994                                 50               1            673                7

Common stock issued for cash in bridge offering,
  net of commissions and offering costs                        0               0              0                0
Common stock subscribed in private placement,
  net of commissions and offering costs                        0               0              0                0
Conversion of debt to equity                                   0               0              0                0
Conversion of preferred stock to common stock                  0               0           (673)              (7)
Exercise of stock options                                      0               0              0                0
Net loss                                                       0               0              0                0
                                                       -----------     -----------      ---------       ----------

Balances at December 31, 1995                                 50       $       1              0         $      0
                                                       -----------     -----------      ---------       ----------
                                                       -----------     -----------      ---------       ----------








                                                                           Notes
                                                                       receivable on            Common stock
                                                        Subscribed       subscribed      -------------------------
                                                          stock         common stock        Shares         Amount
                                                       -----------     -------------     ----------     ----------
Balances at December 31, 1992                            150,000               0         6,502,726     $      651

Common stock issued for cash in private placement              0               0         8,213,333            821
Settlements made for common stock                              0               0         1,012,428            101
Stock subscribed                                          74,925               0           750,000             75
Note receivable on subscribed common stock                     0         (74,925)                0              0
Conversion of preferred stock to common                        0               0           520,000             52
Dividends on convertible preferred stock                       0               0                 0              0
Net loss                                                       0               0                 0              0
                                                       -----------     -----------      ----------      ----------

Balances at December 31, 1993                            224,925         (74,925)       16,998,487          1,700

Common stock issued for cash in private placement              0               0         3,750,000            376
Conversion of debt to equity                                   0               0           456,640             45
Cancelation of subscribed stock                         (150,000)              0                 0              0
Conversion of preferred stock to common stock                  0               0            99,480             10
Exercise of stock options                                      0               0         2,721,500            272
Preferred stock issued for cash in private placement,
  net of commissions and offering costs                        0               0                 0              0
Net loss                                                       0               0                 0              0
                                                       -----------     -----------      ----------      ----------

Balances at December 31, 1994                             74,925         (74,925)       24,026,107          2,403

Common stock issued for cash in bridge offering,
  net of commissions and offering costs                        0               0         5,208,333            521
Common stock subscribed in private placement,
  net of commissions and offering costs                1,530,249               0                 0              0
Conversion of debt to equity                           1,416,447          74,925         7,620,280            762
Conversion of preferred stock to common stock            372,500               0           960,284             96
Exercise of stock options                                 24,075               0           408,700             41
Net loss                                                       0               0                 0              0
                                                       -----------     -----------      ----------      ----------

Balances at December 31, 1995                          3,418,196               0        38,223,704     $    3,823
                                                       -----------     -----------      ----------      ----------
                                                       -----------     -----------      ----------      ----------


                                                           Additional
                                                            paid-in           Accumulated
                                                            capital             deficit             Total
                                                       --------------       -------------      -------------

Balances at December 31, 1992                             6,187,659         (6,948,720)          (610,275)

Common stock issued for cash in private placement         1,185,696                  0          1,186,517
Settlements made for common stock                           211,518                  0            211,619
Stock subscribed                                                  0                  0             75,000
Note receivable on subscribed common stock                        0                  0            (74,925)
Conversion of preferred stock to common                           0                  0                (62)
Dividends on convertible preferred stock                    (35,731)                 0            (35,731)
Net loss                                                          0           (636,099)          (636,099)
                                                       --------------        -----------       -----------

Balances at December 31, 1993                             7,549,142         (7,584,819)           116,044

Common stock issued for cash in private placement           751,189                  0            751,565
Conversion of debt to equity                                199,955                  0            200,000
Cancelation of subscribed stock                                   0                  0           (150,000)
Conversion of preferred stock to common stock                     0                  0                 10
Exercise of stock options                                   549,778                  0            550,050
Preferred stock issued for cash in private placement,
  net of commissions and offering costs                     672,493                  0            672,500
Net loss                                                          0         (2,530,564)        (2,530,564)
                                                       --------------       ------------       -----------

Balances at December 31, 1994                             9,722,557        (10,115,383)          (390,395)

Common stock issued for cash in bridge offering,
  net of commissions and offering costs                     563,439                  0            563,960
Common stock subscribed in private placement,
  net of commissions and offering costs                           0                  0          1,530,249
Conversion of debt to equity                              1,418,399                  0          2,910,533
Conversion of preferred stock to common stock              (372,584)                 0                  0
Exercise of stock options                                    50,309                  0             74,425
Net loss                                                          0         (2,812,281)        (2,812,281)
                                                       --------------       ------------       -----------

Balances at December 31, 1995                            11,382,120        (12,927,664)         1,876,491
                                                       --------------       ------------       -----------
                                                       --------------       ------------       -----------


See accompanying notes to consolidated financial statements.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993

                                                                         1995             1994             1993
                                                                    --------------   --------------   --------------
Cash flows from operating activities:
  Net loss                                                         $  (2,812,281)      (2,530,564)        (636,099)
  Adjustments to reconcile net loss to net cash and cash
   equivalents used in operating activities:
    Depreciation and amortization                                         75,385          159,349           21,263
    Gain on sale of property and equipment                                    --          (24,452)              60
    Write-off of Solonae and Future Foods assets                              --           97,821               --
    Change in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable - trade, net                                  111,514         (124,227)          12,327
       Inventory                                                        (490,126)        (190,750)              --
       Intangible assets                                                      --          (70,000)         (24,347)
       Prepaids and other assets                                          52,125           85,525         (112,565)
       Other notes receivable                                            (19,778)              --               --
       Other receivables                                                (147,974)              --               --
     Increase (decrease) in:
       Accounts payable - trade                                          (42,937)         (25,874)         (76,973)
       Accrued expenses                                                  859,632          219,768          (22,801)
       Other                                                             150,000               --          (14,365)
                                                                    --------------   --------------   --------------
           Cash and cash equivalents used in
            operating activities                                      (2,264,440)      (2,403,404)        (853,500)
                                                                    --------------   --------------   --------------
Cash flows from investing activities:
  Purchase of fixed assets                                               (92,767)        (133,163)        (211,896)
  Proceeds from sale of equipment                                             --               --            9,901
  Proceeds from sale of Crystal Clear Farms                                   --               --          160,000
                                                                    --------------   --------------   --------------
           Cash and cash equivalents used in
            investing activities                                         (92,767)        (133,163)         (41,995)
                                                                    --------------   --------------   --------------
Cash flows from financing activities:
  Proceeds from notes payable                                          1,818,911          500,000          225,000
  Repayment of notes payable                                                  --               --          (11,737)
  Repayment of long-term debt                                           (644,909)        (161,052)         (10,608)
  Payments to Future Foods                                                    --               --          (20,000)
  Proceeds from issuance of convertible preferred
   stock, net of commissions and offering costs                               --          672,500               --
  Proceeds from stock subscription                                     1,530,249               --               75
  Proceeds from issuance of common stock                                 563,960          751,565        1,186,517
  Exercise of stock options                                               74,425          550,050               --
  Payments of expenses in common stock                                        --           50,000               --
  Other                                                                       --               --             (717)
                                                                    --------------   --------------   --------------
           Cash and cash equivalents provided by
            financing activities                                       3,342,636        2,363,063        1,368,530
                                                                    --------------   --------------   --------------
           Increase (decrease) in cash and cash
            equivalents                                                  985,429         (173,504)         473,035

Cash and cash equivalents at beginning of year                           330,977          504,481           31,446
                                                                    --------------   --------------   --------------

Cash and cash equivalents at end of year                           $   1,316,406          330,977          504,481
                                                                    --------------   --------------   --------------
                                                                    --------------   --------------   --------------


                                   (Continued)




                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued



                                                                         1995             1994             1993
                                                                    --------------   --------------   --------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                       $     128,978           22,188            5,117
    Income taxes                                                           1,600            1,600              800
                                                                    --------------   --------------   --------------
                                                                    --------------   --------------   --------------

Supplemental disclosure of noncash investing and
 financing activities:
  Issuance of common stock for:
    Conversion of debt to equity                                   $   1,790,476          200,000           30,000
    Conversion of accrued interest                                        29,427               --           11,131
    Common stock subscribed                                                   --         (150,000)         170,488
    Conversion of preferred stock to common stock                        372,488               10               62
    Payment of expenses                                                  490,630               --               --
    Payment of consulting contract                                       600,000               --               --
  Note receivable on subscribed stock                                         --               --           74,925
  Purchase of Future Foods assets for note                                    --               --          200,000
  Purchase of Future Foods assets for assumption of
   liabilities                                                                --               --           40,000
  Accrued and unpaid dividends                                                --               --           35,731
  Prepayment of insurance with note payable                               90,303           44,267               --
  Unwinding of acquisition - Future Foods:
   Forgiveness of note                                                        --          220,000               --
   Write-off of assets                                                        --         (195,548)              --
                                                                    --------------   --------------   --------------
                                                                    --------------   --------------   --------------

See accompanying notes to consolidated financial statements.

                          VITAFORT INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                              December 31, 1995 and 1994
(1)  THE COMPANY

     Vitafort International Corporation (the Company) was incorporated on September 28, 1990 in the state of Delaware to succeed to the business of a California corporation of the same name which was organized on February 7, 1986.

     ORGANIZATION AND OPERATIONS

     Until May 1, 1993, the Company was engaged in the design, formulation and development of value-added food and beverages for third parties. The Company also engaged in marketing wholesale value-added seafood, primarily salmon.

     The Company disposed of these operations in 1993, but retained a royalty interest.

     On December 9, 1993, the Company acquired certain fixed assets and other intangibles (patents, trademarks, agreements) from Future Foods Corporation. The acquisition was accounted for as a purchase. In consideration for these assets, the Company paid $20,000 in cash, assumed a $40,000 note and agreed to pay Future Foods $180,000 payable ratably through April 1995. The entire payable amount was classified as a current liability.

     During 1994, the assets acquired from Future Foods Corporation were determined technologically deficient. The two parties to the transaction agreed to dissolve the agreement, and the Company was relieved of its obligations. The related assets and liabilities were written off with a gain on disposal of approximately $24,000.

     The Company is presently engaged in formulating and marketing fat-free foods.

     LIQUIDITY AND GOING CONCERN

     The Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 1995 of $12,927,664. While the Company has raised additional capital after year-end 1995 (see note 14), it has not generated sufficient revenue-producing activity to sustain its operations. The Company believes that the financial resources available to the Company, including the additional capital, should be sufficient to finance its operating costs for the next 12 months. However, there is no assurance that the Company will be able to generate revenue in amounts sufficient to cover its operating and finance costs.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company, Nutrifish Corporation (90.5% owned as of December 31, 1995 and
     1994) and Crystal Clear Farms. All material intercompany accounts and transactions have been eliminated. Both Nutrifish Corporation and Crystal Clear Farms had no operations during 1994.

     Vitafort Latin America, a 50%-owned subsidiary, has had no operations since its incorporation.

     Crystal Clear Farms, Inc., a wholly owned subsidiary of the Company, was incorporated on June 8, 1992 and its assets were subsequently sold for $160,000 on August 7, 1993. Crystal Clear Farms has been presented in the December 31, 1993 consolidated financial statements as a discontinued operation.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, including litigation claims, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INVENTORIES

     Inventories are stated at lower of cost (first-in, first-out) or market.

     FIXED ASSETS

     Fixed assets are comprised of manufacturing equipment, furniture, office equipment and computer equipment and are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life of five years.

     INTANGIBLE AND OTHER ASSETS

     Intangible assets are comprised of debt issuance costs and customer lists and are recorded at cost. The intangible assets are being amortized on a straight-line basis over periods not exceeding five years. All intangible assets associated with Future Foods were written off during 1994.

     Other assets consist of long-term consulting contracts with individuals for which the Company has paid cash up front, or has issued common stock up front.

     REVENUE

     Product sales and related costs are recognized when the Company's products are shipped from the contract manufacturer to the customer.

     Royalty revenue is recognized as earned upon the sale of the end product to which the royalty relates.

     LOSS PER SHARE

     Loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding of 29,352,955, 21,301,340 and 10,140,725 in 1995, 1994 and 1993, respectively.

     During the years ended December 31, 1995 and 1994, the Company satisfied certain obligations by issuing 17,883,788 and 456,640 shares of common and subscribed stock, respectively. In addition, during 1995, 500 shares of Series B Preferred stock were converted to 64,284 shares of common stock and the 673 shares of Series D Preferred stock were converted to 896,000 shares of common stock in negotiated conversions. In 1993, the 11,435 shares of Series A Preferred stock were converted to 520,000 shares of common stock in a negotiated settlement.

     INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in the rates is recognized in income in the period that includes the enactment date.

     STATEMENT OF CASH FLOWS

     For purposes of the statements of cash flows, the Company considers cash and cash equivalents to include cash on hand and cash equivalents with original maturities of three months or less.

     RECLASSIFICATION

     Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

     DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Company's debt instruments is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

     STOCK COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair-value-based method of accounting for employee stock options or similar equity instruments. FAS 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. While the Company is still evaluating FAS 123, it currently expects to elect to continue to measure compensation cost under APBO No. 25, "Accounting for Stock Issued to Employees," and comply with the pro forma disclosure requirements. If the Company makes this election, FAS 123 will have no impact on the Company's financial position or results of operations.


(3)  DISCONTINUED OPERATIONS

     On August 7, 1993, the Company sold the assets of its Crystal Clear Farms subsidiary to its operating management for $160,000 in cash plus the assumption of $160,000 in Crystal Clear Farms' liabilities by the acquirer.

     The Company retained certain royalty arrangements relative to future Crystal Clear Farms' sales. Royalty income for 1995 and 1994 was $0 and $25,000, respectively.

     In connection with the sale, the Company recognized a $192,000 gain (net of $128,000 of tax expense) or $.02 per share. No tangible assets were disposed of in connection with this sale. This gain, along with the results of operations of Crystal Clear Farms since inception (June 1992), has been reflected as discontinued operations in the consolidated financial statements.

(4)  ACCRUED EXPENSES

     Accrued expenses as of December 31, 1995 and 1994 consist of the following:


                                                      1995                1994
                                                  ------------        ------------
      Accrued compensation                        $   36,120              11,565
      Accrued interest payable                         7,654                  --
      Accrued settlements and attorneys' fees             --             181,270
      Accrued financing fees                         209,893                  --
      Accrued legal fees                              67,671              42,776
      Accrued public relations fees                    8,916              32,381
      Accrued freight and warehousing                 26,592              14,577
      Accrued rent                                     6,000               6,179
      Accrued consulting fees                         18,053              32,358
      Other accrued expenses                         255,615             122,559
                                                  ------------        ------------
          Total accrued expenses                  $  636,514             443,665
                                                  ------------        ------------
                                                  ------------        ------------


(5) NOTES PAYABLE

    In August 1994, the Company issued a $500,000, 5% convertible note due in February 1995. On November 12, 1995, the note and accrued interest on the note was converted into 4,320,000 shares of the Company's common stock using a $.125 stock price. During December 1995, the Company issued three $25,000 notes payable bearing interest at 10%, due January 1996. As of December 31, 1995, the aggregate balance of $75,000 is included within current liabilities in the accompanying consolidated balance sheets.

    During December 1995, the Company issued, as interim financing, and subsequently converted into subscribed stock, approximately $1,200,000 of notes payable. The notes were converted into common stock at $.15 per share on December 29, 1995.

(6) LONG-TERM DEBT

    The Company's long-term debt as of December 31, 1995 and 1994 consists of the following:


                                                                            1995                1994
                                                                        ------------        ------------
10% unsecured notes payable, due in monthly installments of
  $2,344 plus interest through September 1995                           $       --              21,090
12% note payable, due in monthly installments of $4,000 plus
  interest through December 1995. Secured by tangible assets                    --              48,000
10% note payable, due in monthly installments of $3,125 plus
  interest through July 1996. Secured by tangible assets                    23,876              25,000
10% note payable, due in monthly installments of $3,125 plus
  interest through September 1995. Secured by tangible assets                   --              25,000
14% note payable, due in monthly installments of $4,033,
  including interest, through October 1997, secured by certain of
  the Company's fixed assets                                                74,733                  --
14% note payable, due in monthly installments of $5,000 plus
  interest, through April 1996                                              20,000                  --
8% note payable, due in monthly installments of $5,091 plus
  interest, commencing January 1, 1995                                      90,303              44,267
                                                                        ------------        ------------
                                                                           208,912             163,357
Less current maturities                                                    174,364             163,357
                                                                        ------------        ------------
                                                                        $   34,548                  --
                                                                        ------------        ------------
                                                                        ------------        ------------


     Maturities of long-term debt subsequent to December 31, 1995 are as follows:

               Year ending December 31:
                 1996                        $    174,364
                 1997                              34,548
                                              -------------
                                             $    208,912
                                              -------------
                                              -------------

(7)  INCOME TAXES

     As the Company has incurred significant operating losses since inception, its current tax liability has been limited to minimum California and Delaware tax payments.

     Income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                     1995             1994             1993
                                                --------------   --------------   --------------
       Loss from continuing operations         $       1,600            1,600         (128,000)
       Discontinued operations                            --               --          128,000
                                                --------------   --------------   --------------

                                               $       1,600            1,600               --
                                                --------------   --------------   --------------
                                                --------------   --------------   --------------

     The difference between the Federal income tax rate and the effective income tax rate on net earnings from continuing operations is as follows:

                                                          1995                          1994                          1993
                                                ------------------------      ------------------------      ------------------------
Expected Federal income tax rate                  (35.0)%   $ (983,738)         (35.0)%   $ (885,137)         (34.0)%   $ (302,141)
State income taxes, net of
  Federal income tax benefit                       (6.1)      (171,452)          (6.1)      (154,267)          (6.1)       (54,208)
Change in valuation allowance to
  income tax expense                               32.0        899,000           38.8        981,000           25.3        225,000
Expiration of state NOL's                           1.8         50,000             --             --             --             --
Adjustment of deferred tax assets                   5.3        150,000             --             --             --             --
Other, net                                          2.0         54,590            2.3         60,004             .4          3,349
                                              -----------    -----------    -----------    -----------    -----------    -----------

                                                     --%    $   (1,600)            --%    $    1,600          (14.4)%   $ (128,000)
                                              -----------    -----------    -----------    -----------    -----------    -----------
                                              -----------    -----------    -----------    -----------    -----------    -----------

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:

                                                                       1995             1994
                                                                  --------------   --------------
       Deferred income tax assets:
         Net operating loss carryforwards                        $   4,850,000        3,951,000
         Tax credit carryforwards                                       36,000           36,000
                                                                  --------------   --------------

                Total gross deferred income tax assets               4,886,000        3,987,000

         Less valuation allowance                                    4,835,000        3,936,000

                Deferred income tax assets, net of valuation
                 allowance                                              51,000           51,000

       Deferred income tax liabilities                                 (51,000)         (51,000)
                                                                  --------------   --------------

                Net deferred income taxes                        $          --               --
                                                                  --------------   --------------
                                                                  --------------   --------------

     As of December 31, 1995, the Company had unused net operating loss carryforwards of approximately $12,500,000 and $4,750,000 available to offset future Federal taxable income, future California taxable income and future book income, respectively. In addition, the Company had unused research and experimental credits of $44,000 and $26,000 for Federal and California state purposes. The unused net operating loss and credit carryforwards expire in various amounts through the year 2008. In contrast to Federal net operating losses, 50% of the California net operating losses incurred subsequent to December 31, 1986 may be carried forward for 5 years. However, the California net operating losses are not available for California income tax purposes in calendar years 1991 and 1992. The California net operating losses will expire in various amounts through the year 2000.

     Differences between net operating loss carryforwards for financial statement and Federal income tax purposes arise primarily from differences in certain liabilities not deductible until actually paid, and differences in the methods of computing depreciation expense.

     Due to restrictions imposed by the Internal Revenue Code regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the above-mentioned net operating losses may be limited as a result of changes in stock ownership. The annual utilization of these losses is limited to an amount equal to the estimated fair value (for income tax purposes) of the Company at the point of stock ownership change, multiplied by the long-term tax-exempt rate then in effect. The annual limitation has not been quantified at this time.

     Deferred tax assets of approximately $4,886,000 for the net operating losses and other credits have been substantially offset by a valuation allowance since management believes it is more likely than not such assets will not be recovered.

(8)  STOCKHOLDERS' EQUITY

     CONVERTIBLE PREFERRED STOCK

     Each share of Series B 10% Convertible Preferred stock is convertible into
     33.33 shares of common stock, and cumulative dividends of 10% per annum are payable annually commencing October 1992. The Series B 10% Cumulative Preferred stock has a liquidation preference of $50 per share plus all accrued and unpaid dividends and is on a parity with Series A 8% Cumulative Convertible Preferred stock. It is subject to optional redemption by the Company at any time at $50 per share plus accrued and unpaid dividends. Cumulative unpaid dividends amounted to $30,000 and $30,000 at December 31, 1995 and 1994, respectively.

     In December 1995, the holder of 500 shares of Series B Cumulative Preferred stock exchanged his shares and accumulated unpaid dividends for 64,284 shares of common stock pursuant to an agreement with the holder.

     In June 1992, the Company designated the preferences for and issued
     80 shares of Series C Convertible Preferred stock at $1,000 per share.
     Each share of Series C Convertible Preferred stock was initially convertible into 2,000 shares of common stock and 2,000 warrants. Series C Convertible Preferred stock does not carry any dividend rights. The warrants expired in June 1994. Additionally, the Series C Convertible stock has a dilutive conversion factor. The Series C Convertible Preferred stock has a liquidation preference of $1 per share after Series B Cumulative Convertible Preferred stock but before Series D Cumulative Preferred stock, and to holders of common stock.

     In May 1994, the holder of 30 shares of Series C Convertible Preferred stock exchanged his shares for 99,480 shares of common stock pursuant to an agreement with the holder.

     In October 1994, the Company designated the preferences for and issued 673 shares of Series D Convertible Preferred stock at $1,000 per share. Each share of Series D Convertible Preferred stock is convertible into 1,333 shares of common stock. Noncumulative dividends of $80 per share per annum are payable semiannually. The Series D Convertible Preferred stock has a liquidation preference of $1,000 per share plus all accrued dividends after payment of preferences on the Series B 10% Cumulative Convertible Preferred stock. It is subject to optional redemption by the Company at any time that the aggregate of the current market price of the common stock issuable upon conversion of a share of Series D Preferred stock is $4 per share.

     In December 1995, the holders of the Series D Convertible Preferred stock exchanged their shares for common stock pursuant to an agreement. During December 1995, 896,000 shares of common stock were issued and 1,112,533 shares were included in subscribed stock and were issued subsequent to December 31, 1995.

     The shares of Series B, Series C and Series D Preferred stock are not currently registered under the Securities Exchange Act of 1934.

     COMMON STOCK

     Warrants to purchase 1,500,000 shares at $2.375 per share are exercisable to April 30, 1995. The warrants are redeemable at the Company's option at $.05 per warrant, commencing July 18, 1991, if the closing bid price for the common stock equals or exceeds $3 for 30 consecutive trading days.

     Additionally, warrants to purchase 300,000 shares at $2.375 are outstanding as of December 31, 1995.

     During August 1993, three officers of the Company subscribed to purchase 750,000 shares of common stock at $.10 per share. Notes aggregating $74,925 were received from three officers in consideration for this subscription. During 1995, these shares were issued.

     In August 1995, the Board of Directors unanimously agreed to authorize 140,000,000 more shares of common stock, bringing the total to 180,000,000, and stockholder approval was obtained.

     During September 1995, pursuant to a contractual agreement, the Company issued 2,000,000 shares of its common stock to a public relations/financial consulting firm and authorized an additional 2,000,000 shares to be issued to the consulting firm upon performance under the contract for $600,000 of prepaid consulting fees.

     Additionally, during 1995, the Company issued in a private placement 5,620,280 shares of common stock at per share prices ranging from $.125 to $.40 as payment for services and satisfaction of certain of its liabilities. During the same period, the Company issued 5,208,333 shares of its common stock at per share prices ranging from $.07 to $.25 with net proceeds to the Company of approximately $563,960.

     During 1995, options to purchase 408,700 shares of the Company's common stock were exercised at per share prices ranging from $.07 to $.25 with net proceeds to the Company of $74,425.

     In December 1995, the Company commenced a private placement offering of common stock at a per share price of $.15. Prior to December 31, 1995, the Company had received subscriptions for the purchase of 12,700,000 shares of common stock. Net subscription proceeds were $1,680,249.

     In December 1995, the Company committed to issuing 863,508 shares of common stock at per share prices ranging from $.12 to $.15 to certain of its employees and consultants. As of December 31, 1995, the shares had not been issued and, accordingly, are accounted for as subscribed stock.

(9)  STOCK OPTIONS

     The 1989 Stock Option Plan (the Plan) reserved 250,000 shares of common stock to grant either nonqualified or incentive stock options. In 1991, the Board of Directors increased the number of shares of common stock to be reserved under the Plan to 1,000,000 shares. All directors, officers, key employees and consultants to the Company or its subsidiaries are eligible under the terms of the Plan. Such options may not be granted at less than 100% of the fair market value at the date of grant (110% for an owner of 10% or more of the outstanding stock). Upon termination of service, the options which an individual was entitled to exercise at the date of termination may be exercised at any time within six months of such termination. If an employee is terminated with cause, the options are canceled upon termination.

     In August 1995, the 1989 Stock Option Plan was terminated, and in October 1995, the 1995 Stock Option Plan was created.

     The 1995 Stock Option Plan is intended to award stock options to directors, management and employees of the Company based on performance. The options vest over periods of three to four years. As of December 31, 1995, no options had been issued under this plan.

     The Company has also granted stock options outside the stock option plans to other individuals in consideration for services performed. The following summarizes all option activity for the years ended December 31, 1995, 1994 and 1993:



                                            Number of common stock options
                                   -------------------------------------------
                                    1989 Stock      1995 Stock     Other stock
                                    Option Plan     Option Plan     options         Price range
                                   -------------   -------------  -------------   ---------------
      Outstanding as of
        December 31, 1992            550,000                 --      1,625,275    $  .80 to 3.25
      Granted                             --                 --     11,950,000      .50 to 1.9375
      Exercised                           --                 --             --            --
      Canceled                      (550,000)                --             --           3.25
                                   -------------    -------------  -------------
      Outstanding as of
        December 31, 1993                 --                 --     13,575,275       .07 to 2.375
      Granted                             --                 --        340,000        .75 to 1.25
      Exercised                           --                 --     (2,721,500)        .10 to .25
      Canceled                            --                 --        (90,000)           1.25
                                   -------------    -------------  -------------
      Outstanding as of
        December 31, 1994                 --                 --     11,103,775       .07 to 2.375
      Granted                             --         40,000,000     34,621,271        .14 to .65
      Exercised                           --                 --       (948,809)       .07 to .25
      Canceled                            --                 --             --            --
                                   -------------    -------------  -------------
      Outstanding as of
        December 31, 1995                 --         40,000,000     44,776,237       .07 to 3.25
                                   -------------    -------------  -------------   ---------------
                                   -------------    -------------  -------------   ---------------

     During 1994, the Company entered into various Option Agreements with executive officers and consultants which granted options to purchase 340,000 shares of common stock from between $.75 to $1.25 per share for a period of two to five years from the date of grant. Due to the lack of significant trading volume in the Company's shares, the options were granted at fair market value determined by the Board of Directors based on private placement stock transactions with independent third parties.

     During 1995, the Company entered into various Option Agreements with executive officers and consultants which granted options to purchase 151,666 shares of common stock at $.50 per share for a period of two to five years from the date of grant. The options were granted at prices determined to approximate fair market value.

     During 1995, the Company granted options to purchase 735,000 shares of common stock at prices of $.15 to $.65 per share as part of various settlement agreements and conversions of notes payable.

     In November 1995, the Company granted options to purchase 5,587,121 shares of common stock at prices of $.165 to $.30 in conjunction with the bridge financing.

     During 1995, the Company granted options to purchase 450,000 shares of common stock at prices of $.14 to $.65 to two of its consultants for services to be rendered.

     As of December 31, 1995 and 1994, options to purchase 16,828,221 and 6,898,500 shares were exercisable at prices ranging from $.07 to $3.25 per share.

(10) LICENSING AGREEMENTS

     In 1990, the Company entered into an agreement with Vitafort Latin America
     (VLA), whose president is a director and stockholder of the Company. The agreement grants VLA an exclusive ten-year license to use the "Vitafort" trademark and to manufacture and sell the Company's products in certain Latin American countries, royalty free. In consideration for this license, the Company received a 50% ownership interest in VLA. VLA had not commenced operations as of December 31, 1995.

     In 1993, the Company acquired the rights to certain skin care products, collectively referred to as Solonae. In consideration for these rights, the Company paid $25,000 in cash plus 100,000 three-year options at an exercise price of $.10 per share. In addition, the Company was to receive the first $25,000 of profit recognized on Solonae sales plus 30% of future revenues received on Solonae sales. As of December 31, 1994, no distribution network existed for the Solonae products. The rights were deemed to have no value and were written off as of December 31, 1994.

(11) COMMITMENTS

     The Company is obligated under a lease agreement for its executive offices through August 1997. Amounts due under the lease for the periods ending December 31, 1996 and 1997 are $73,250 and $46,875, respectively.

     Rent expense for the years ended December 31, 1995, 1994 and 1993, included in selling, general and administrative expenses, was $72,562, $53,475 and $105,588, respectively.

     EMPLOYMENT AGREEMENTS

     As of December 31, 1995, the Company held an employment agreement with one senior executive of the Company. The agreement calls for annual aggregate compensation of $150,000 plus bonuses of 25% of pretax profits, but not more than 20% of the base salary for the executive. The agreement expires on November 30, 1996. Certain payments amounting to $110,000 during 1995 were deferred. A portion of this amount was converted into the Company's common stock at $.15 per share on October 30, 1995. The balance will be converted into common stock on January 31, 1996.

     OTHER

     In October 1993, the Company entered into an exclusive marketing agreement with Second Nature Technologies, Inc. to act as its exclusive worldwide marketing representative for certain products, technologies, ingredients and processes.

(12) MAJOR CUSTOMERS

     The Company derived the following revenue (from continuing operations) from major customers, each of which provided 10% or more of total revenues during the years ended December 31, 1995, 1994 and 1993:


                                                 1995         1994           1993
                                             -----------   -----------    -----------
      Price Club                            $  579,144           --             --
      Royalties and product sales -
        Crystal Geyser                              --           --         99,200
                                             -----------   -----------    -----------
            Total                           $  579,144           --         99,200
                                             -----------   -----------    -----------
                                             -----------   -----------    -----------


(13) LITIGATION

     The Company is subject to pending claims and litigation some of which seek damages of material amounts. Management, after review and consultation with the Company's legal counsel, considers that any liability from the disposition of such claims and litigation would not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

(14) SUBSEQUENT EVENTS

     In January 1996, the Company completed private placement offerings of common stock. Total shares issued in these offerings were 21,200,000 at prices of $.15 to $.30. Total proceeds to the Company were $3,451,000, net of expenses of $479,000.

Peat Marwick LLP
725 South Figueroa Street
Los Angeles, CA 90017


                          INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Vitafort International Corporation:

We consent to incorporation by reference in the registration statement on Form S-8 no. 33-300435 of Vitafort International Corporation of our report dated February 16, 1996, relating to the consolidated balance sheets of Vitafort International Corporation and subsidiaries as of December 31, 1995, and 1994, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1995 which report appears in the December 31, 1995, annual report on Form 10-KSB of Vitafort International Corporation and Subsidiaries.


                                        /s/ KMPG Peat Marwick LLP


Los Angeles, California
March 29, 1996