Form 10QSB
period 1996-03-31
VITAFORT INTERNATIONAL CORP
filed 1996-05-15
CIK 857139

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

                 /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    for the quarterly period ended MARCH 31, 1996
                                                   ---------------

                / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the transition period from        to
                                                  -------   -------

                            Commission File Number 0-18438
                                                   -------


                          VITAFORT INTERNATIONAL CORPORATION
                          ----------------------------------
                (Exact name of Registrant as specified in its charter)

                    DELAWARE                          68-0110509
                    --------                          ----------
         (State or other Jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification Number)

             1800 Avenue of the Stars, Suite 480, Los Angeles, CA  90067
             -----------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)


                                 (310) 552-6393
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 of during the preceding twelve months ended December 31 1995 (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                       Yes:    X                           No:
                            ---------                          --------

The number of shares of the Registrant's Common Stock, par value $.0001 per shares outstanding on May 10, 1996 was 79,050,489.

                          VITAFORT INTERNATIONAL CORPORATION

                                       CONTENTS


                            PART 1 - FINANCIAL INFORMATION
- -------------------------------------------------------------------------------

ITEM 1  Financial Statements:
        Condensed Consolidated Balance Sheets -- March 31, 1996 and December 31, 1995...     3-4

        Condensed Consolidated Statements of Operations -- Three-Month Period Ended
        March 31, 1996 and 1995..........................................................      5

        Condensed Consolidated Statements of Cash Flows -- Three-Month Period Ended
        March 31, 1996 and 1995..........................................................      6

        Notes to the Condensed Consolidated Financial Statements.........................    7-9


ITEM 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................................  10-12

        Signatures.......................................................................     13

                          VITAFORT INTERNATIONAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                        ASSETS

                                                       MARCH 31,   DECEMBER 31,
                                                         1996          1995
                                                       ---------   ------------
                                                      (UNAUDITED)
CURRENT ASSETS:
    Cash                                             $ 2,745,677  $  1,316,406
    Accounts receivable-trade, net allowance for
      doubtful accounts of $45,650 at March 31, 1996
      and December 31, 1995                              371,593        39,423
    Notes receivable                                      20,074        19,778
    Other receivables                                          0       147,974
    Inventory                                          1,697,658       680,876
    Prepaid expenses and other assets                    345,393       365,117
                                                     -----------   -----------
         TOTAL CURRENT ASSETS                          5,180,396     2,569,574

FIXED ASSETS:
    Manufacturing equipment                              292,009       165,931
    Furniture and office equipment                       119,759        82,465
    Computer equipment                                   146,183       148,074
                                                     -----------   -----------
         TOTAL FIXED ASSETS                              597,950       396,470
    Less accumulated depreciation and amortization      (167,550)     (139,991)
                                                     -----------   -----------
         NET FIXED ASSETS                                390,401       256,479

OTHER ASSETS:
    Intangible and other assets                          379,612       425,494
    Less accumulated amortization                        (71,148)      (67,703)
                                                     -----------   -----------
         NET OTHER ASSETS                                308,464       357,791
                                                     -----------   -----------
                                                     -----------   -----------
         TOTAL ASSETS                                $ 5,879,260  $  3,183,844
                                                     -----------   -----------
                                                     -----------   -----------


   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          VITAFORT INTERNATIONAL CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                     LIABILITIES


                                                       MARCH 31,   DECEMBER 31,
                                                         1996          1995
                                                       ---------   ------------
                                                      (UNAUDITED)

CURRENT LIABILITIES
    Accounts payable - trade                         $  208,684  $     236,927
    Accrued expenses                                    353,213        636,514
    Notes payable                                        54,539         75,000
    Current maturities of long-term debt                 62,523        174,364
    Other current liabilities                                 0        150,000
                                                      ---------     ----------
         TOTAL CURRENT LIABILITIES                      678,959      1,272,805
Long-term debt, exclusive of current maturities          23,240         34,548
                                                      ---------     ----------
         TOTAL LIABILITIES                              702,200      1,307,353


STOCKHOLDERS' EQUITY:
    Series B, 10% Cumulative Convertible
         Preferred Stock $0.01 par value,
         cumulative, 110,000 shares authorized,
         1,500 shares issued and outstanding at
         March 31, 1996 and December 31, 1995;
         aggregate liquidation preference of
         $75,000 at March 31, 1996 and
         December 31, 1995.                                  15             15
    Series C, Convertible Preferred Stock,
         $0.041 par value, 450 shares authorized,
         50 shares issued and outstanding as of
         March 31, 1996 and December 31, 1996;
         aggregate liquidation preference of $1
         at March 31, 1996 and December 31, 1995.             1              1
    Subscribed stock, 12,684,130 shares at
         March 31, 1996 and 24,589,484 shares at
         December 31, 1995.                           1,883,870      3,418,196
    Common stock, $.0001 par value.  Authorized
         180,000,000 shares at March 31, 1996
         and December 31, 1995, issued and
         outstanding 73,383,822 and 38,223,704
         shares at March 31, 1996 and December 31,
         1995, respectively.                              7,338          3,823
    Additional paid-in capital                       17,101,163     11,382,120
    Accumulated deficit                             (13,815,326)   (12,927,664)
                                                     ----------     ----------
         TOTAL STOCKHOLDERS' EQUITY                   5,177,061      1,876,491
                                                     ----------     ----------
                                                     ----------     ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $5,879,260    $ 3,183,844
                                                     ----------     ----------
                                                     ----------     ----------

   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          VITAFORT INTERNATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                    THREE-MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1996             1995
                                                           (UNAUDITED)

Net sales                                          $  840,995      $  839,037
Cost of sales                                         708,313         407,604
                                                    ---------        --------
Gross profit                                          132,682         431,433

Operating expenses:
    Product development                               157,994          33,541
    Marketing                                         549,758         323,859
    General and administrative                        322,681         330,195
                                                    ---------        --------
         TOTAL OPERATING EXPENSES                   1,030,432         687,595
                                                    ---------        --------
Operating loss                                       (897,750)       (256,162)
Other income                                           17,095           2,053
Interest expenses                                      (5,552)         (9,589)
                                                    ---------        --------

         LOSS BEFORE PROVISION FOR INCOME TAXES      (886,208)       (263,698)
Income taxes                                            1,454               0
                                                    ---------        --------

         NET LOSS                                  $ (887,662)      $(263,698)
                                                    ---------        --------
                                                    ---------        --------

         NET LOSS PER SHARE                        $    (0.02)      $   (0.01)



                  SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                          VITAFORT INTERNATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    THREE-MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1996             1995
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATIONS:
   Net loss                                        $  (887,662)    $  (263,698)
   Adjustments to reconcile net income to net
     cash used in operating activities:
     Depreciation and amortization                      31,004          38,685
     (Increase) decrease in:
       Inventory                                    (1,016,782)        108,060
       Accounts receivable                            (332,170)       (264,440)
       Prepaids and other assets                       213,283        (190,622)
   Increase (decrease) in:
       Accounts payable                                (28,243)       (139,793)
       Accrued expense                                (240,681)        176,757
       Other                                          (150,000)              0
                                                  ------------       ---------
           NET CASH USED IN OPERATING ACTIVITIES    (2,411,252)       (535,051)
                                                  ------------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                 (161,480)         (3,494)
                                                  ------------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock            4,145,612               0
   Proceeds from (repayment of) notes
     payable, shore term                               (20,461)        550,000
   Repayment of long term debt                        (123,148)        (74,143)
                                                  ------------       ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES     4,002,003         475,857
                                                  ------------       ---------
       NET INCREASE (DECREASE) IN CASH               1,429,271         (62,688)
                                                  ------------       ---------
       CASH AT BEGINNING OF PERIOD                   1,316,406         330,977
                                                  ------------       ---------
       CASH AT END OF PERIOD;                     $  2,745,677      $  268,289
                                                  ------------       ---------
                                                  ------------       ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest       $      4,379      $    9,589
                                                  ------------       ---------
                                                  ------------       ---------
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING
AND FINANCING ACTIVITIES:
   Issuance of common stock for
       Payment of deferred compensation           $     42,620      $        0
                                                  ------------       ---------
                                                  ------------       ---------

   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          VITAFORT INTERNATIONAL CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)


(1) GENERAL:
    The Company is presently engaged in formulating and marketing fat-free and low fat foods.

    The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

    As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statments and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-KSB.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   (a) The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions have been eliminated. The subsidiaries have had no operations since 1994 and will remain inactive in the near future.

   (b) Inventories are stated at the lower cost (first-in, first-out basis) or market.

   (c) Fixed assets are composed of manufacturing equipment, furniture, office equipment and computer equipment and are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life, generally five or less years.

   (d) Intangible assets are composed of debt issuance costs, customer lists, and prepaid professional service contracts and are recorded at cost. The intangible assets are being amortized on a straight-line basis over
        periods not exceeding five years.    All intangible assets associated
        with Future Foods (a subsidiary) were written-off during 1994.

   (e) For the purpose of cash flow, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                          VITAFORT INTERNATIONAL CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)



   (f) Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

(3) NET INCOME (LOSS) PER SHARE:

    Net income (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding of 51,301,548 and 24,026,107 for the three month period ended March 31, 1996 and 1995, respectively.

(4) Notes payable (as of March 31, 1996):

                                         CURRENT        LONG TERM         TOTAL
                                         -------        ---------         -----
10% note payable, due in monthly
   installments of $3,125 plus
   interest through July 1996.
   Secured by tangible assets.         $  15,626            ----         15,626
 14% note payable, due in monthly
   installments of $4,033, including
   interest, through October 1997,
   Secured by certain of the
   Company's fixed assets                 41,897           23,240        65,137
14% note payable, due in monthly
   installments of $5,000 plus
   interest, through April, 1996           5,000            ----          5,000
8% note payable, due in monthly
   installments of $5,091 plus
   interest, commencing
   January 1, 1995                        54,539            ----         54,539
                                         -------          -------        ------
                                     $   117,062           23,240       140,302
                                         -------          -------        ------
                                         -------          -------        ------
(5) STOCKHOLDERS EQUITY:

    During the three-month period ended March 31, 1996, the following common stock transactions occurred:

       a) The Company completed the Private Placement transactions representing the sales of 21,400,000 shares at prices from $.15 to $.30 per share, with proceeds of approximately $3.5 million, net of expenses of approximately $490,000.

       b) At the time of the Private Placement transactions, the Company converted Consultant Fees Payable and Employee's deferred wages of approximately $43,000 at the Private Placement rate of $.15 per share.

       c) Various investors exercised options to purchase approximately 2,571,000 shares at prices from $.15 to $.25 per share, with total proceeds of approximately $475,000.

       d) The Company sold 1,000,000 stock purchase options for $120,000, using the proceeds to purchase production assets.

(6) GOING CONCERN:

    The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 1996, current assets exceed current liabilities by $4,501,437, however the Company's accumulated deficit aggregates $13,815,326. The Company's ability to continue operations is dependent upon its ability to reach a satisfactory level of profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                          VITAFORT INTERNATIONAL CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                     (UNAUDITED)

(7) SUBSEQUENT EVENTS:

    As of March 31, 1996, The Company had no issued or outstanding shares of Series A Preferred of Series D Preferred Stock. These preferred stock issue were formally eliminated in April and May of 1996, respectively.

    In April 1996, Ken Berg resigned from the Board of the Directors citing increased time requirements of his previous commitments.

    On May 2, 1996, the Company completed the purchase of the trademarks and brand names of Auburn Farms and Natures Warehouse. The purchase was made for $75,000 plus deferred payments based upon future sales over the next 10 years, as defined.

                          VITAFORT INTERNATIONAL CORPORATION
        ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS
                                      (UNAUDITED)


   Results of operations:

   The Company's focus for the first three-month period of 1996 centered around three basic challenges: 1) Completing the Private Placement sales of equity to provide the capital necessary to pursue the Company's market objectives; 2) Expanding/establishing its basic broker-distribution network for its products, and pursuing the authorization of its products by the major grocers throughout the United States; and 3) Completing/refining the production processes at its co-packers to improve the quality, consistency, and capacity of its production.

   These goals and their costs were not applicable to the Company's first quarter of 1995, and comparison of net sales, gross profits and operating expenses during the two periods provides limited meaningful information, and should be considered carefully before deducing any trends or anticipating future results.

   The Company's operational results reflect the focus defined above. Specifically, the Company achieved sales revenue of approximately $841,000 in the first full quarter of sales and distribution of our products. Net income was a loss of approximately $888,000 (compared to a loss of approximately $263,000 for the same period last year), and this is a direct reflection of the Company's focus, and related costs of that focus.

   Furthermore, the Company's product mix changed significantly from the same period of the prior year. In 1995, meatless cold cuts were less than 5% of net sales and Fudgets-Registered Trademark- were the balance. In 1996, Fudgets-Registered Trademark- represented 44% of sales, Caketts-TM- were 48% of sales, Juliettes-TM- 6%, and meatless cold cuts were 1% of sales.

   Net sales:
       The net sales for the three-month period ended March 31, 1996 were approximately $841,000, compared to the net sales for the three-month period ending March 31, 1995 of approximately $840,000. This comparison is not meaningful as the Company was establishing new distribution channels with new products the first quarter of 1996, while it was exploiting existing distribution in 1995. Sales for the quarter were somewhat constrained in the first month of the quarter as the Company awaited the close of Private Placement transactions before the Company could aggressively make sales and delivery commitments to its customers.

   Gross profit:
       The gross profit for the three-month period ended March 31, 1996 was approximately $133,000, or 16% of sales compared to approximately $431,000 or 51% in the first quarter ending March 31, 1995. The periods are not necessarily comparable due to changes in product mix and start-up of new production. Management expected the Company's gross profit to be depressed during the first two quarters of 1996 as a result of the usual cost associated with increasing efficiency, quality and consistency at new product co-packers. In addition, new package production start-up costs (for shipper displays & new products) are generally expensed in the period incurred, and this further depressed the Company's gross margin during the first quarter of 1996. Management believes these start-up expenses totaled approximately $127,000 this quarter, or 15% of sales. The resultant gross margin (adjusted for these effects) would have been approximately $260,000 (or 31% of sales), and Management believes gross margins should continue to improve if the Company realizes the economics derived from product developments implemented in the first quarter, as well as from growing sales volumes.

                          VITAFORT INTERNATIONAL CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS
                                      (UNAUDITED)

   Result of operations: (CONTINUED)

   Operating expenses:
       Operating expenses for the three-month period ended March 31, 1996 were approximately $1,030,000, compared to approximately $688,000 for the same period in 1995, an increase of approximately $342,000 or 50% due primarily to the costs of expanding distribution of the Company's products in new and existing retail markets. As is customary in the wholesale food industry, marketing and promotional expenses run high as a percentage to sales in the first months of distribution. Product development expenses increased approximately $124,000 this quarter compared to the same period last year, accounting for the 36% of the increase in operating expenses. Such level of expenses are expected during the initial production periods at new co-packers in order to fine tune production processes to ensure consistent quality and efficient production of its products. Management anticipates that this level of Product Development expense should fall as a percentage of sales as sales grow, but fall only slightly on a nominal basis in future periods as the Company continually improves its products and introduces new products to the market. In spite of the greatly increased administrative burdens relative to the Private Placement related transactions, Administrative expenses were held to about half of the comparable amounts of the previous two quarters (approximately $323,000 for the three-month period ending March 31, 1996, compared to approximately $585,000 for the fourth quarter of 1995, and approximately $654,000 for the third quarter of 1995), and is slightly less than the comparable period for the previous year.

   Interest expense:
       Interest expenses were under $6,000, compared to approximately $10,000 for the previous year (and approximately $22,000 and $46,000 for the third and fourth quarters, respectively, of 1995), due primarily to the conversion of debt directly into equity concurrent with the Private Placement transactions.

   Liquidity and capital resources:

                                                MARCH 31,    DECEMBER 31,
                                                  1996          1995
                                               ---------     ------------
   Net cash used for operations               ($2,411,252)    ($535,051)
   Net cash used for investing activities        (161,480)       (3,494)
   Net cash provided by financing activities    4,002,003       475,857
   Working capital surplus (deficit)            4,501,437      (880,296)

                          VITAFORT INTERNATIONAL CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS
                                      (Unaudited)

   Trends:
       The Company's net cash used in operations for the three-month period ended March 31, 1996 was significantly higher than expected in typical periods (as compared to sales) due to the start-up of marketing and production of all products. This adverse relationship is expected to be short term, and will be resolved over time.

       The Company continues to use strategic capital exchanges to reduce its cash needs, as successfully demonstrated in the last three quarters of 1995. This included exchanging services for equity (or equity options) with several service providers, and converting deferred executive salaries into equity, saving $50,000 in cash assets in the first quarter of 1996. The Company intends to enter into similar transactions in the future where practicable.

       The CEO continued to defer his $12,500 monthly compensation through January 30, 1996, and the other key executives continue to defer $8,300 in wages and benefits per month, in the interest of conserving current working capital. All earned deferrals through January 1996 were converted into equity at the private placement rates.

       The Company continues to limit significant capital expenditures to machinery and equipment directly related to the pursuit of profitability. The Company intends to continue the ongoing investment into research and development projects approximating $350,000 per year as the Company is positioning itself to formulate, market and distribute additional and improved products.

       Management believes the Company must become profitable and continue to access outside capital resouces in order to be a going concern. As disclosed in the December 31, 1995 "Notes to Consolidated Financial Statements" (Note 8) included in Form 10-KSB, the Company began Private Placement transactions in September of 1995, and completed the process on January 29, 1996. This has allowed the Company to pursue and expand distribution on existing and new products, purchase necessary inventory for product sales, and initiate the launch of several new products.

                          VITAFORT INTERNATIONAL CORPORATION

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VITAFORT INTERNATIONAL CORPORATION
                                  ----------------------------------
                                                (Company)



                                            /s/ Mark Beychok
                                         -----------------------
                                                Mark Beychok
                                         Chief Executive Officer



                                            Date: May 15, 1996
                                            ------------------
                                  Note:  Electronically filed on May 15, 1996