Form 10QSB
period 1996-06-30
VITAFORT INTERNATIONAL CORP
filed 1996-08-19
CIK 857139

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES AND EXCHANGE ACT OF 1934


                     for the quarterly period ended JUNE 30, 1996
                                                    -------------

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the transition period from         to
                                                   --------   ------

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


                                    (310) 552-6393
                 ---------------------------------------------------
                 (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 of during the preceding twelve months ended December 31 1995 (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                             Yes: X         No:

The number of shares of the Registrant's Common Stock, par value $.0001 per shares outstanding on August 2, 1996 was 86,848,952.

                          VITAFORT INTERNATIONAL CORPORATION


                                       CONTENTS



                            PART 1 - FINANCIAL INFORMATION

- --------------------------------------------------------------------------------
ITEM 1   Financial Statements:

    Condensed Consolidated Balance Sheets - June 30, 1996
    and December 31, 1995.......................................     3-4

    Condensed Consolidated Statements of Operations - Three
    Month Periods Ended June 30, 1996 and 1995 and Six-Month
    Periods Ended June 30, 1996 and 1995........................     5

    Condensed Consolidated Statements of Cash Flows - Six
    Month Periods Ended June 30, 1996 and 1995..................     6

    Notes to the Condensed Consolidated Financial Statements....     7-9


ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................     10-13

         Signatures.............................................     14

                            ITEM I.  FINANCIAL STATEMENTS

                          VITAFORT INTERNATIONAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                                    JUNE 30,      DECEMBER 31,
                                                                     1996             1995
                                                                  -----------     ------------
                                                                  (UNAUDITED)


CURRENT ASSETS:
      Cash                                                         $1,405,976      $1,316,406
      Time Certificates of Deposit                                    291,000               0
      Accounts receivable-trade, net allowance for doubtful
      accounts of $193,500 at June 30, 1996 and $45,650 at
      December 31, 1995                                               922,381          39,423
      Notes receivable                                                 12,000          19,778
      Other receivables                                                 4,842         147,974
      Inventory, net of valuation reserve of $86,000 at
      June 30, 1996 and $0 at December 31, 1995                     2,022,532         680,876
      Prepaid expenses and other assets                               792,551         365,117
                                                                   -----------     -----------
                   TOTAL CURRENT ASSETS                             5,451,282       2,569,574

FIXED ASSETS:
      Manufacturing equipment                                         292,009         165,931
      Furniture and office equipment                                  119,759          82,465
      Computer equipment                                              164,931         148,074
                                                                   -----------     ----------
                   TOTAL FIXED ASSETS                                 576,699         396,470
      Less accumulated depreciation and amortization                 (196,173)       (139,991)
                                                                   -----------     ----------
                   NET FIXED ASSETS                                   380,526         256,479

OTHER ASSETS:
      Intangible and other assets                                     591,449         425,494
      Less accumulated amortization                                   (74,564)        (67,703)
                                                                   -----------     ----------
                   NET OTHER ASSETS                                   516,885         357,791
                                                                   -----------     ----------
                                                                   -----------     ----------
                   TOTAL ASSETS                                    $6,348,692      $3,183,844
                                                                   -----------     ----------
                                                                   -----------     ----------

   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Page 3

                          VITAFORT INTERNATIONAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                     LIABILITIES


                                                                             JUNE 30,        DECEMBER 31,
                                                                              1996              1995
                                                                          ------------      ------------
                                                                           (UNAUDITED)


CURRENT LIABILITIES
      Accounts payable - trade                                            $  1,055,845      $    236,927
      Accrued expenses                                                         814,475           636,514
      Notes payable                                                             27,543            75,000
      Current maturities of long-term debt                                      50,138           174,364
      Other current liabilities                                                      0           150,000
                                                                          ------------      ------------
                   TOTAL CURRENT LIABILITIES                                 1,948,001         1,272,805
      Long-term debt, exclusive of current maturities                           11,316            34,548
                                                                          ------------      ------------
                   TOTAL LIABILITIES                                         1,959,317         1,307,353

STOCKHOLDERS' EQUITY:
      Series B, 10% Cumulative Convertible Preferred Stock $0.01
          par value, cumulative, 110,000 shares authorized, 1,500
          shares issued and outstanding at June 30, 1996 and December
          31, 1995; aggregate liquidation preference of $75,000 at
          June 30, 1996 and December 31, 1995.                                      15                15
      Series C, Convertible Preferred Stock, $0.041 par value, 450 shares authorized, 50 shares issued and outstanding as of
          June 30, 1996 and December 31, 1996; aggregate liquidation
          preference of $1 at June 30, 1996 and December 31, 1995.                   1                 1
      Subscribed stock, 3,337,131 shares at June 30, 1996 and
          24,589,484 shares at December 31, 1995.                              684,720         3,418,196
      Notes Receivable - Stock                                                 (36,000)                0
      Common stock, $.0001 par value.  Authorized 180,000,000 shares at June 30, 1996 and December 31, 1995, issued and
          outstanding 85,505,822 and 38,223,704 shares at
          June 30, 1996 and December 31, 1995, respectively.                     8,550             3,823
      Additional paid-in capital                                            19,018,484        11,382,120
      Accumulated deficit                                                  (15,286,395)      (12,927,664)
                                                                          ------------      ------------
                   TOTAL STOCKHOLDERS' EQUITY                                4,389,375         1,876,491
                                                                          ------------      ------------
                                                                          ------------      ------------
                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  6,348,692      $  3,183,844
                                                                          ------------      ------------
                                                                          ------------      ------------

   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    Page 4

                          VITAFORT INTERNATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                      THREE-MONTHS ENDED JUNE 30,   SIX-MONTHS ENDED JUNE 30,
                                                      ---------------------------   -------------------------
                                                          1996           1995          1996           1995
                                                              (UNAUDITED)                  (UNAUDITED)

Net sales                                             $ 1,463,356       $ 757,678   $ 2,304,351    $1,596,715
Cost of sales                                           1,446,345         429,070     2,154,658       836,674
                                                      -----------       ---------   -----------    ----------
Gross profit                                               17,011         328,608       149,693       760,041

Operating expenses:
    Product development                                   288,334          57,260       446,328        90,801
    Marketing                                             480,204         462,448     1,029,962       786,307
    General and administrative                            707,165         399,505     1,029,846       729,700
                                                      -----------       ---------   -----------    ----------
           TOTAL OPERATING EXPENSES                     1,475,703         919,213     2,506,136     1,606,808
                                                      -----------       ---------   -----------    ----------
Operating loss                                         (1,458,692)       (590,605)   (2,356,443)     (846,767)
Other income/expense                                       (7,949)          2,858         9,146         4,911
Interest expenses                                          (3,718)        (47,918)       (9,270)      (57,507)
                                                      -----------       ---------   -----------    ----------
           LOSS BEFORE PROVISION FOR INCOME TAXES      (1,470,359)       (635,665)   (2,356,567)     (899,363)
Income taxes                                                  711               0         2,165             0
                                                      -----------       ---------   -----------    ----------
           NET LOSS                                   $(1,471,070)      $(635,665)  $(2,358,732)   $ (899,363)
                                                      -----------       ---------   -----------    ----------
                                                      -----------       ---------   -----------    ----------

           NET LOSS PER SHARE                         $     (0.02)      $   (0.03)  $     (0.03)   $    (0.04)


   SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        Page 5

                          VITAFORT INTERNATIONAL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     SIX-MONTHS ENDED JUNE 30,
                                                                ------------------------------
                                                                    1996              1995
                                                                           (UNAUDITED)
CASH FLOWS FROM OPERATIONS:
   Net loss                                                      $(2,333,632)       $(899,362)
   Adjustments to reconcile net income to net cash used in
       operating activities:
       Depreciation and amortization                                  63,044           57,545
   (Increase) decrease in:
       Inventory                                                  (1,341,656)         112,626
       Accounts receivable                                          (882,958)         (21,012)
       Prepaids and other assets                                    (442,479)        (229,315)
   Increase (decrease) in:
       Accounts payable                                              818,918         (191,373)
       Accrued expenses                                              195,481          353,273

                                                                 -----------        ---------

           NET CASH USED IN OPERATING ACTIVITIES                  (3,923,282)        (817,618)
                                                                 -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES-
                                                                 -----------        ---------
   Purchase of time certificates of deposit                         (291,000)               0
   Purchase of property and equipment                               (180,229)          (4,567)
                                                                 -----------        ---------
           NET CASH USED IN INVESTING ACTIVITIES                    (471,229)          (4,567)
                                                                 -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                          4,678,996               41
   Proceeds from (repayment of) notes payable, short term            (47,457)         575,000
   Repayment of long term debt                                      (147,458)         (74,143)
                                                                 -----------        ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES               4,484,081          500,898
                                                                 -----------        ---------

           NET INCREASE(DECREASE) IN CASH                             89,570         (321,287)
                                                                 -----------        ---------

           CASH AT BEGINNING OF PERIOD                             1,316,406          330,977
                                                                 -----------        ---------

           CASH AT END OF PERIOD                                 $ 1,405,976        $   9,690
                                                                 -----------        ---------
                                                                 -----------        ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                      $     8,061        $  57,507
                                                                 -----------        ---------
                                                                 -----------        ---------
   Cash paid during the period for taxes                               2,165                0
                                                                 -----------        ---------
                                                                 -----------        ---------


SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING
ACTIVITIES:
   Issuance of common stock for:
       Payment for services                                      $   430,708        $ 134,940
       Payment for equipment                                         120,000                0
                                                                 -----------        ---------

           TOTAL NON-CASH TRANSACTIONS                           $   550,708        $ 134,940
                                                                 -----------        ---------
                                                                 -----------        ---------

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

    As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-KSB.

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

    (d) Intangible assets are composed of debt issuance costs, customer lists, acquisition costs of Auburn Farms and Nature's Warehouse trademark and prepaid professional service contracts and are recorded at cost. The acquisition costs associated with Auburn Farms are being amortized on a straight-line basis over ten years. All other intangible assets are being amortized on a straight-line basis over periods not exceeding five years. All intangible assets associated with Future Foods (a subsidiary) were written-off during 1994.

    (e) For the purpose of cash flow, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    (f) Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

                          VITAFORT INTERNATIONAL CORPORATION
                            NOTES TO FINANCIAL STATEMENTS

                                     (UNAUDITED)

(3) NET INCOME (LOSS) PER SHARE:

    Net income (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding of 83,071,254 and 24,155,999 for the six-month period ended June 30, 1996 and 1995, respectively and 87,271,106 and 24,249,197 for the three month period ended June 30, 1996 and 1995, respectively.

(4) INVENTORY VALUATION/RESERVE:
    Inventories are stated at the lower cost (first-in, first-out basis) or market. Market based valuations are based upon estimates and assumptions, and are generally limited to slow moving product offerings. The current valuation includes a reserve of $86,000 as an estimate of the potential additional marketing costs needed to aggressively distribute such slow moving products.

(5) PREPAID EXPENSES & OTHER ASSETS:
    Prepaid expenses and other current assets as of June 30, 1996 and December 31, 1995 consist of the following

                                                 JUNE 30,     DECEMBER 31,
DESCRIPTION OF PREPAID                              1996             1995
- ----------------------------------------------   ---------   --------------

Deposits                                        $ 12,000         $  1,000
Artwork                                           39,379            9,452
Packaging Costs                                    5,998
Trade Promotion Expenses                         440,782
Insurance                                         45,152           90,303
Consulting (Current Portion)                     249,140          264,362
Other Expenses                                       100
                                              ----------
Total Prepaid and Other Current Assets          $792,551         $365,117
                                              ----------       ----------
                                              ----------       ----------

    Prepaid expenses are retired when consumed (e.g.; deposits) or are amortized over the remainder of the year or their estimated economic life, as appropriate.

(6) NOTES PAYABLE AND LONG TERM DEBT:




                                                           CURRENT     LONG TERM     TOTAL
                                                          ---------    ---------    -------
   10% note payable, due in monthly installments of
       $3,125 plus interest through July 1996.
       Secured by tangible assets.                         $ 6,250         ----       6,250
   14% note payable, due in monthly installments of
       $4,033, including interest, through October
       1997.  Secured by certain of the Company's
       fixed assets                                         43,888       11,316      55,204
   8% note payable, due in monthly installments of
       $9,304 including interest, commencing January 1,
        1996                                                27,543          ---      27,543
                                                           -------     --------      ------
                                                           $77,681       11,316      88,997
                                                           -------     --------      ------
                                                           -------   ----------      ------

                          VITAFORT INTERNATIONAL CORPORATION
                            NOTES TO FINANCIAL STATEMENTS

                                     (UNAUDITED)

(7) STOCKHOLDERS EQUITY:

       During the six-month period ended June 30, 1996, the following common stock transactions occurred:

       a) The Company completed the Private Placement transactions representing the sales of 23,000,000 shares at prices from $.15 to $.30 per share, with proceeds of approximately $3.9 million, net of expenses of approximately $490,000.

       b) At the time of the Private Placement transactions, the Company converted Consultant Fees Payable and Employee's deferred wages of approximately $43,000 at the Private Placement rate of $.15 per share.

       c) The Company issued 250,000 shares of a total 2,000,000 shares in exchange for services as part of the Company's public relations agreement.

       d) Various investors exercised options to purchase approximately 3,465,000 shares at prices from $.15 to $.30 per share, with total proceeds of approximately $591,000.

       e) The Company sold 1,000,000 stock purchase options, with an exercise price of 15 cents per share for $120,000, for total proceeds to the Company upon exercise of $270,000, or 27 cents per share (12 cents purchase cost plus 15 cents exercise price). The purchase proceeds were used to acquire production assets.

(8) GOING CONCERN:

       The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 1996, current assets exceed current liabilities by $3,645,908, however the Company's accumulated deficit aggregates $15,143,767. The Company's ability to continue operations is dependent upon its ability to reach a satisfactory level of profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(9) SUBSEQUENT EVENTS:

       On August 1, 1996, after trial, the Los Angeles Superior Court entered judgment in the matter of S.D. Clow vs. Vitafort International Corporation, in the amount of $18,061.51, plus interest at 10% per annum from August 23, 1991. Futher, the Court ruled that Vitafort was the prevailing party, entitling it to recover certain statutory costs as an offset against the award to Clow.

       On August 12, 1996, the Keebler Company, a manufacturer of one of the Company's product lines (Caketts-TM-) gave the Company 30 days' notice of termination of the Agreement between the parties and has indicated that it has discontinued further production of the product. The Agreement provides for arbitration of disputes, and the Company has filed a demand for arbitration seeking compensatory damages according to proof, punitive damages, plus attorneys fees and costs. The Company believes it has sufficient evidence to prove that Keebler breached the Agreement in that it did not manufacture product which complied with the Company's requirements as set forth in the Agreement. Management is working with alternative manufacturers and affected wholesale customers to minimize the disruption in the ability of the Company to meet customer demand, but no assurance is given that these developments will not have a material adverse impact upon the Company.

                          VITAFORT INTERNATIONAL CORPORATION
         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

                                      (UNAUDITED)


       Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act 1995:
       Except for historical facts, all matters discussed in this report which are forward looking involve risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other food companies and within the grocery industry, economic conditions in the Company's primary markets and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

Results of operations:

       The Company's focus for the second three months of 1996 centered around three basic challenges: 1) Completing the acquisition of the Auburn Farms-Registered Trademark-/Natures Warehouse-Registered
       Trademark-trademarks and trade dress, and reintroducing them to full distribution, including developing products and sourcing of interim and long term co-packers; 2) Continuing the expansion of our broker-distribution network for our products, and pursuing the authorization of our products by the major grocers throughout the United States; and 3) Reviewing and expanding our contract manufacturer ("co-packer") relationships to improve the quality, consistency, and capacity of our production.

       The operations, in terms of products, scope, and distribution are very different than they were in the 2nd quarter of 1995, and comparison of net sales, gross profits, and operating expenses during the two periods should be considered carefully before deducing any trends or anticipating future results.

       Our operational results reflect the focus defined above. Specifically, we achieved net sales revenue of $1,463,000 in the quarter from sales & distribution of our products, an increase of $622,000/74%
       over the first quarter of 1996, and an increase of $706,000/93%
       over the same quarter of 1995. Net income was a loss of $1,471,000 (compared to a loss of $636,000 for the same period last year), and this is a direct reflection of the Company's focus, and related costs of that focus.

       Second Quarter results were also negatively impacted by production problems which developed at Keebler Company, then principal co-packer of Caketts-TM- (See Note 9, SUBSEQUENT EVENTS).

       Net sales:
           The net sales for the three months ended June 30, 1996 were $1,463,000, compared to the prior year 2nd quarter net sales of $758,000, and first quarter 1996 net sales of $841,000. Auburn Farms-Registered Trademark-/Natures Warehouse-Registered
           Trademark- brand sales were $269,000 for the quarter ended June 30, 1996, or 18% of net sales. Sales for the quarter were somewhat constrained early in the quarter as we struggled to match production schedules of its co-packers to the flavor and delivery requirements of its customers for Vitafort brands (Caketts-TM-, Fudgets-Registered Trademark-, Juliettes-TM-), and similar challenges were faced in the first months of production, sales, and distribution of Auburn Farms-Registered Trademark-/Natures Warehouse-Registered Trademark- branded products.

                          VITAFORT INTERNATIONAL CORPORATION
         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


                                     (UNAUDITED)


           The Company's performance in this area continues to improve over time, as the Company address and refine its sales, production, and distribution systems and methods. These efforts appeared to bear fruit in the month of June 1996, when net sales were nearly
           $1 million dollars.

       Gross profit:
           The gross profit for the three months ended June 30, 1996 was $17,000, or 1.2% of sales. Gross profit was depressed during the first two quarters of 1996 as a result of the usual costs associated with bringing new production up to full efficiency and quality consistency. In addition, new package production startup costs (for shipper displays & new products) are generally expensed in the period incurred, and this further depressed the gross margin. These challenges continued into the 2nd quarter of 1996 as the Company commenced the production of the full Auburn Farms-Registered Trademark-/Natures Warehouse-Registered Trademark- product line, and as we continued to address the improvement in the quality and consistency of product produced by contract manufacturers ("co-packers").

           Management believes these start-up and expense timing issues totaled approximately $395,000 in the second quarter, and $522,000 year to date, or 27% and 23% of net sales dollars, respectively. The resultant gross margin (adjusted for these effects) was approximately $412,000 (28% of net sales) for the quarter and $672,000 (30% of net sales) year to date. Management further believes these margins will continue to improve as economies derived from product developments implemented in the first six months are realized, as well as from growing sales volumes. In 1995 the meatless cold cuts were less than 5% of net sales and the Fudgets-Registered Trademark- were the balance. Year to date in 1996, Fudgets-Registered Trademark- represented 40% of sales, Caketts-TM- were 45% of sales, Juliettes-TM- 2%, Auburn Farms-Registered Trademark-/Natures Warehouse-Registered
           Trademark- 12%, and meatless coldcuts were 1% of sales.

       Operating expenses:
           Operating expenses for the six-month period ended June 30, 1996 were approximately $2,506,000, compared to approximately $1,607,000 for the same period in 1995, an increase of approximately $899,000 or 56% due primarily to a 44% growth in sales between the two periods, exacerbated by the costs of establishing the production of the Company's products at new co-packers, and expanding the distribution of those products in new and existing retail markets.

           PRODUCT DEVELOPMENT: Establishing and refining of production to maximize the quality and consistency of new products, requires an up front investment in product development staff time and travel. During the second quarter, in addition to the challenges of initiating production of new products, the Company continued its quest for secondary sources of production capacity to reduce the reliance on individual manufacturers, to ensure alternate source of supply for contingencies, and to increase its ability to respond to market demands. A result of this focused effort was $288,000 dollars in product development costs in the

                          VITAFORT INTERNATIONAL CORPORATION
         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

                                      (UNAUDITED)

               quarter and $446,000 year to date, an increase of $231,000 over the same quarter last year, and a year to date increase of $356,000 over the same period last year. For the current product mix, Management anticipates that this level of Product Development expense should fall as a percentage of sales as sales grow, but fall only slightly on a nominal basis in future periods as the Company continually improves its products and introduces new products to the market.

           SALES & MARKETING: The Company used both its improved accounting systems and expanded sales team to enhance its understanding of trade promotion costs and economics, using this understanding to improve our effective spending and matching of trade promotion costs to the resultant sales. This effort allowed the Company to enjoy a $708,000/44% increase in net sales in the first half of 1996 compared with the same period in 1995, with only a $246,000/31% increase in sales and marketing expenses between the same periods, for a total expense of $1,030,000 for the six months ended June 30, 1996.

           GENERAL & ADMINISTRATIVE: General & Administrative expenses of
               $1,030,000 for the six months ended June 30, 1996 were $300,000 greater than the same period in the previous year. This increased cost is primarily related to the expansion of the Allowance for Doubtful Accounts to reflect the significant sales in the last weeks of the second quarter, the expenditure of legal fees to pursue resolution of the open legal issues created and/or carried forward from previous years (SEE NOTE 9/SUBSEQUENT EVENTS ON PAGE 9), and the expenditure of legal fees to protect the full value of the Auburn Farms-Registered Trademark-/Natures Warehouse-Registered Trademark- trademark/trade dress acquisition.

       Interest expense:
           Interest expenses were $3,700 for the quarter ended June 30, 1996, and $9,300 for the six months then ended, compared to $48,000 and $58,000 for the comparable periods in 1995. This is directly the result of the retirement, and/or conversion directly into equity, of most significant interest bearing debt between November 1995 and January 1996, concurrent with the Private Placement transactions.

Liquidity and capital resources:

                                             SIX MONTHS ENDED  SIX MONTHS ENDED
                                                JUNE 30, 1996     JUNE 30, 1995
                                                -------------     -------------
       Net cash used for operations              ($3,923,282)         ($817,558)

       Net cash used for investing activities       (471,229)            (4,567)
       Net cash provided by financing activities   4,484,081            500,898
       Working capital surplus (deficit)           3,503,281         (1,217,081)

                          VITAFORT INTERNATIONAL CORPORATION
         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

                                      (UNAUDITED)

       Trends:

           The Company's net cash used in operations for the six-month period ended June 30, 1996 was significantly higher than expected in typical periods (as compared to sales) due to the start-up of marketing and production of new products. This adverse relationship is expected to improve over time.

           The Company continues to use strategic capital exchanges to reduce its cash needs, as successfully demonstrated in the last three quarters of 1995. This included exchanging services for equity (or equity options) with several service providers, and converting deferred executive salaries into equity, saving $249,000 in cash assets in the first half of 1996. The Company intends to enter into similar transactions in the future where practicable. While saving valuable cash resources, these transactions have some dilutive effect to existing shareholders.

       Several key management members continue to defer $8,300 in wages and benefits per month, in the interest of conserving current working capital. All earned deferrals through January 1996 were converted into equity at the private placement rates. The remaining deferral balances will be retired during the third quarter via payment and/or applying the deferral balances against the exercise of existing options.

       The Company continues to limit significant capital expenditures to machinery and equipment directly related to the pursuit of profitability. The Company intends to continue the ongoing investment into research and development projects as the Company is positioning itself to formulate, market and distribute additional and improved products.

       Management believes the Company must become profitable and continue to access outside capital resources in order to be a going concern. As disclosed in the December, 1995 "Notes to Consolidated Financial Statements" included in Form 10-KSB (Note 8), the Company began Private Placement transactions in September of 1995, and completed the process on January 29, 1996. This has allowed the Company to pursue and expand distribution on existing and new products, purchase the inventory necessary products, and initiate the launch of several new products.




                         THIS SPACE LEFT INTENTIONALLY BLANK

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



                          VITAFORT INTERNATIONAL CORPORATION
                          ----------------------------------
                                      (Company)





                                   /s/Mark Beychok
                        --------------------------------
                                     Mark Beychok
                               Chief Executive Officer





                                Date: August 19, 1996