Form 10-Q
period 1996-09-30
VITAFORT INTERNATIONAL CORP
filed 1996-11-19
CIK 857139

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB



                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1996


                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                ---------   --------

                            Commission File Number 0-18438
                                                   -------


                          VITAFORT INTERNATIONAL CORPORATION
                          ----------------------------------
                Exact name of Registrant as specified in its charter)

              DELAWARE                                         68-011059
              --------                                         ---------
       (State or other Jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification Number)

              1800 AVENUE OF THE STARS, SUITE 480, LOS ANGELES, CA 90067
              ----------------------------------------------------------

                       (Address of principal executive offices)
                                      (Zip Code)



                                    (310) 552-6393
              ---------------------------------------------------------
                 (Registrant's telephone number, including area code)



Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 of during the preceding twelve months ended December 31, 1995 (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                       Yes:   X                        No:
                            -----                          -----

     The number of shares of the Registrant's Common Stock, par value $.0001 per shares outstanding on November 18, 1996 is 4,758,666.

                          VITAFORT INTERNATIONAL CORPORATION



                                       CONTENTS



                            PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


ITEM 1   Financial Statements:

         Condensed Consolidated Balance Sheets - September 30, 1996 and
         December 31, 1995 . . . . . . . . . . . . . . . . . . . . . .   3-4

         Condensed Consolidated Statements of Operations - Three Month Periods Ended September 30, 1996 and 1995 and Nine-Month
         Periods Ended September 30, 1996 and 1995 . . . . . . . . . .   5

         Condensed Consolidated Statements of  Cash Flows - Nine-Month
         Periods Ended September 30, 1996 and 1995 . . . . . . . . . .   6

         Notes to the Condensed Consolidated Financial Statements. . .   7-10



ITEM 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . .   11-14

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .   15

                            ITEM 1.  FINANCIAL STATEMENTS

                          VITAFORT INTERNATIONAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                        ASSETS



                                                                   September 30      December 31
                                                                        1996            1995
                                                                   ------------      -----------
                                                                    (UNAUDITED)
CURRENT ASSETS:

    Cash                                                             $1,184,321     $1,316,406
    Short-term Investments                                               41,000              0
    Accounts receivable-trade, net of allowance for doubtful
      accounts of $156,775 at September 30, 1996 and
      $45,650 at December 31, 1995                                    1,189,751         39,423
    Notes receivables                                                    16,250         19,778
    Other receivables                                                     7,566        147,974
    Inventory, net of valuation reserve of $249,724 at
      September 30, 1996 and $0 at December 31, 1995                  2,197,715        680,876
    Prepaid expenses and other assets                                   986,666        365,117
                                                                   ------------   ------------

         TOTAL CURRENT ASSETS                                         5,623,269      2,569,574

FIXED ASSETS:
    Manufacturing equipment                                             292,521        165,931
    Furniture and office equipment                                      119,759         82,465
    Computer equipment                                                  164,931        148,074
                                                                   ------------   ------------
         TOTAL FIXED ASSETS                                             577,211        396,470
    Less accumulated depreciation and amortization                     (223,562)      (139,991)
                                                                   ------------   ------------
         NET FIXED ASSETS                                               353,649        256,479

OTHER ASSETS:
    Intangible and other assets                                         609,401        425,494
    Less accumulated amortization                                       (79,130)       (67,703)
                                                                   ------------   ------------
         NET OTHER ASSETS                                               530,271        357,791
                                                                   ------------   ------------
                                                                   ------------   ------------

         TOTAL ASSETS                                                $6,507,189     $3,183,844
                                                                   ------------   ------------
                                                                   ------------   ------------




      SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          VITAFORT INTERNATIONAL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                     LIABILITIES




                                                                   September 30      December 31
                                                                        1996            1995
                                                                   ------------      -----------
                                                                    (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable - trade                                         $1,374,105  $     236,927
    Accrued expenses                                                    346,309        636,514
    Notes payable                                                             0         75,000
    Notes payable - bank                                                896,587              0
    Current maturities of long-term debt                                 40,460        174,364
    Other current liabilities                                                 0        150,000
                                                                   ------------    -----------
         TOTAL CURRENT LIABILITIES                                    2,657,461      1,272,805
    Long-term  debt, exclusive of current maturities                      3,947         34,548
                                                                   ------------    -----------
         TOTAL LIABILITIES                                            2,661,408      1,307,353

STOCKHOLDERS'' EQUITY:
    Series B, 10% Cumulative Convertible Preferred Stock
       $0.01 par value, cumulative, 110,000 shares authorized,
       1,000 shares issued and outstanding at September 30,
       1996 and 1,500 shares issued and outstanding at
       December 31, 1995; aggregate liquidation preference of
       $50,000 at September 30, 1996 and $75,000 at
       December 31, 1995.                                                    10             15
    Series C, Convertible Preferred  stock, $0.01 par value,
       450 shares authorized, 50 shares issued and outstanding
       as of September 30, 1996 and December 31, 1996;
       aggregate liquidation preference of $1 at September 30,
       1996 and December 31, 1995.                                            1              1
    Subscribed stock, 4,106,967 shares at September 30,
       1996 and 24,589,484 shares at December 31, 1995.                 666,362      3,418,201
    Common stock, $.0001 par value.  Authorized
       180,000,000 shares at September 30, 1996 and
       December 31, 1995, issued and outstanding 87,334,116
       and 38,223,704 shares at September 30, 1996 and
       December 31, 1995, respectively.                                   8,834          3,823
    Additional paid-in capital                                       19,669,948     11,382,120
    Accumulated deficit                                             (16,499,374)   (12,927,664)
                                                                   ------------    -----------
         TOTAL STOCKHOLDERS' EQUITY                                   3,845,781      1,876,491
                                                                   ------------    -----------
                                                                   ------------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   6,507,189   $  3,183,844
                                                                   ------------    -----------
                                                                   ------------    -----------



      SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          VITAFORT INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                        THREE-MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30                  SEPTEMBER 30
                                                                  ----------------------------   ---------------------------
                                                                         1996          1995           1996           1995
                                                                            (UNAUDITED)                   (UNAUDITED)

Sales                                                              $  2,104,314   $    460,152   $  4,408,665   $  2,056,867
Cost of sales                                                         1,978,979        293,985      4,133,637      1,130,659
                                                                   ------------   ------------   ------------   ------------
Gross profit                                                            125,335        166,167        275,028        926,208

Operating expenses:
    Product development                                                 247,061        122,729        693,389        213,530
    Marketing                                                           514,553        296,829      1,544,515      1,083,136
    General and administrative                                          573,929        427,113      1,603,775      1,156,813
                                                                   ------------   ------------   ------------   ------------

        TOTAL OPERATING EXPENSES                                      1,335,543        846,671      3,841,679      2,453,479
                                                                   ------------   ------------   ------------   ------------

Operating loss                                                       (1,210,208)      (680,504)    (3,566,651)    (1,527,271)
Other income                                                              2,647         14,096         11,793         19,007
Interest expenses                                                        (4,423)       (46,532)       (13,693)      (104,039)
                                                                   ------------   ------------   ------------   ------------

         LOSS BEFORE PROVISION FOR INCOME TAXES                      (1,211,984)      (712,940)    (3,568,551)    (1,612,303)
Provision for income taxes                                                  994              0          3,159           (558)
                                                                   ------------   ------------   ------------   ------------

         NET LOSS                                                  $ (1,212,978)  $   (712,940)  $ (3,571,710)  $ (1,612,861)
                                                                   ------------   ------------   ------------   ------------
                                                                   ------------   ------------   ------------   ------------

         NET LOSS PER SHARE                                        $      (0.01)  $      (0.03)  $      (0.04)  $      (0.06)
                                                                   ------------   ------------   ------------   ------------
                                                                   ------------   ------------   ------------   ------------




      SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          VITAFORT INTERNATIONAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    --------------------------
                                                                        1996           1995
                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATIONS:
    Net loss                                                        $(3,571,710)   $(1,612,861)
    Adjustments to reconcile net income to net cash used in
         operating activities:
         Depreciation and amortization                                   94,998        265,227
    (Increase) decrease in:
         Inventory                                                   (1,516,839)        63,878
         Accounts receivable                                         (1,150,328)        (9,572)
         Prepaids and other assets                                     (477,613)       (57,530)
    Increase (decrease) in:
         Accounts payable                                             1,325,140       (172,301)
         Accrued expenses                                              (205,668)      (134,237)
                                                                    -----------    -----------

              NET CASH USED IN OPERATING ACTIVITIES                  (5,502,020)    (1,388,992)
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short-term investment                                   (41,000)             0
    Purchase of property and equipment                                 (180,741)        (5,897)
    Cash paid for acquisition                                          (183,907)             0
                                                                    -----------    -----------
              NET CASH USED IN INVESTING ACTIVITIES                    (405,648)        (5,897)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                            5,118,501        550,000
    Proceeds from (Repayment of) notes payable, short-term               75,000        935,000
    Proceeds from note payable - bank                                   896,587              0
    Prepayment of long-term debt                                       (164,505)      (103,607)
                                                                    -----------    -----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES               5,775,583      1,381,393
                                                                    -----------    -----------

              NET INCREASE (DECREASE) IN CASH                          (132,085)       (13,426)
                                                                    -----------    -----------

              CASH AT BEGINNING OF PERIOD                             1,316,406        330,977
                                                                    -----------    -----------

              CASH AT END OF PERIOD                                 $ 1,184,321    $   317,551
                                                                    -----------    -----------
                                                                    -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                        $     5,632    $    61,937
                                                                    -----------    -----------
                                                                    -----------    -----------

SUPPLEMENTAL DISCLOSURES OF NON-CASHING INVESTING AND FINANCING
ACTIVITIES:
    Issuance of common stock for:
         Payment for services and equipment                         $   973,207    $   976,590
                                                                    -----------    -----------
                                                                    -----------    -----------



      SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

    (b) Inventories are stated at the lower of cost (first-in, first-out basis) or market.

    (c) Fixed assets are composed of manufacturing equipment, furniture, office equipment, and computer equipment and are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life, generally five or less years.

    (d) Intangible assets are composed of debt issuance costs, customer lists, and trademarks recorded at cost. The acquisition costs associated with trademarks are being amortized on a straight-line basis over ten years. All other intangible assets are being amortized on a straight-line basis over periods not exceeding five years.

    (e) Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

(3) NET INCOME LOSS PER SHARE:

    Net income loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding of 86,797,551 and 24,585,133 for the three-month period ended September 30, 1996 and 1995, respectively, and 84,313,353 and 24,299,044 for the nine-month period ended September 30, 1996 and 1995, respectively. See Note (10) for additional information concerning a reverse stock split.

                          VITAFORT INTERNATIONAL CORPORATION
                            NOTES TO FINANCIAL STATEMENTS

                                     (UNAUDITED)

(4) INVENTORY VALUATION/RESERVE:

    Inventories are stated at the lower cost (first-in, first-out basis) or market. Market-based valuations are based upon estimates and assumptions, and are generally limited to slow moving product offerings. The current valuation includes a reserve of $249,724 as an estimate of the potential additional disposal costs to distribute such slow moving products.

(5) PREPAID EXPENSES AND OTHER ASSETS:

    Prepaid expenses and other current assets as of September 30, 1996 and December 31, 1995 consist of the following:

                                                September 30,  December 31,
                                                    1996           1996
                                                -------------  ------------

    Deposits                                      $ 124,704      $   1,000
    Advertising and promotional artwork              31,083          9,452
    Legal fees                                       26,224            -0-
    Trade promotion expenses                        501,576            -0-
    Insurance                                        30,101         90,303
    Consulting (Current Portion)                    250,695        264,362
    Other prepaids                                   22,283            -0-
                                                  ---------      ---------
    Total Prepaid and Other Current Assets        $ 986,666      $ 365,117
                                                  ---------      ---------
                                                  ---------      ---------


    Prepaid expenses are retired when consumed (e.g., deposits) or are amortized over the remainder of the year or their estimated economic life, as appropriate.

(6) NOTES PAYABLE - BANK:

    On August 15, 1996 the Company entered into an agreement with a lending institution which provided for the institution to make advances to the Company of a certain percentage of eligible trade accounts receivable, as defined, and a certain percentage of eligible inventory, as defined, located in the Company's warehouse in Ontario, California. The Company issued a security interest on substantially all of its assets, including, but not limited to, accounts receivables, inventory, and machinery and equipment. The provisions of the agreement represent a maximum credit facility of $4 million over a two (2) year term, with an interest rate of the Bank of American Reference Rate ("Prime Rate") of 8.25% at September 30, 1996, plus three percent (3%). Minimum interest charges, after the first three months of the term, are $10,000 per month. The agreement includes certain financial covenants with respect to tangible net market and working capital minimums. As of September 30, 1996 and November 18, 1996, the Company was in compliance with the financial covenants.

    For financial statement purposes, the entire amount is classified as a current liability.

                          VITAFORT INTERNATIONAL CORPORATION
                            NOTES TO FINANCIAL STATEMENTS

                                     (UNAUDITED)

(7) NOTES PAYABLE AND LONG-TERM DEBT:
                                                   Current  Long-Term   Total
                                                   -------  ---------   -----
    14% note payable to shareholders, due in
        monthly installments of $4,033, including
        interest, through October 1997 Secured by
        certain of the Company's fixed assets.     $40,460   $ 3,947  $ 44,407
                                                   -------   -------  --------
                                                   -------   -------  --------

(8) STOCKHOLDERS' EQUITY:

    During the nine-month period ended September 30, 1996, the following common stock transactions occurred:

    a. The Company completed the Private Placement transactions representing the sales of 23,000,000 shares of common stock at prices from $.15 to $.30 per share, with proceeds of approximately $3.9 million, net of expenses of approximately $490,000.

    b. At the time of the Private Placement transactions, the Company converted Consultant Fees Payable and Employees' deferred wages of approximately $43,000 at $.15 per share.

    c. The Company issued 250,000 shares of common stock at prices from $.15 to $.30 per share of a total 2,000,000 shares in exchange for services as part of the Company's public relations agreement.

    d. Various investors exercised options to purchase approximately 3,465,000 shares at prices from $.15 to $.30 per share, with total proceeds of approximately $591,000.

    e. The Company sold 1,000,000 stock purchase options, with an exercise price of $.15 per share for $120,000, for total proceeds to the Company upon exercise of $270,000, or $.27 per share ($0.12 purchase cost plus $.15 exercise price). The purchase proceeds were used to purchase production assets.

    f. The Company converted consulting fees payable and other accrued expenses of approximately $422,000 at the July 28, 1996 S-8 filing rate of $.25 per share.

    g. Simultaneous with the S-8 filing, certain warrants and options were exercised at prices from $.15 to $.30 per share, with proceeds of about $24,000.

(9) GOING CONCERN:

    The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 1996, current assets exceed current liabilities by $2,965,808; however, the Company's accumulated deficit aggregates $16,499,374. The Company's ability to continue operations is dependent upon its ability to reach a satisfactory level of profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                          VITAFORT INTERNATIONAL CORPORATION
                            NOTES TO FINANCIAL STATEMENTS

                                     (UNAUDITED)

(10) SUBSEQUENT EVENT:

    Pursuant to the Board of Directors' resolution, the Company effected a 20 to 1 reverse common stock split for common shareholders of record. The effect is to reverse the number of shares outstanding from 87,334,116 to approximately 4,366,706.

(11) STOCK-BASED COMPENSATION:

    Effective January 1, 1996, the Company adopted Statement of Financial Standards No. 123, "Accounting for Stock-based Compensation" (FAS 123), which was issued in October 1995. This statement encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. FAS 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to continue to measure compensation cost under APBO No. 25, "Accounting for Stock Issued to Employees," and will comply with the pro forma disclosure requirements in its December 31, 1996 Annual Report on Form 10-KSB. The adoption of FAS 123 had no impact on the Company's financial position or results of operations.

(12) IMPAIRMENT OF LONG-LIVED ASSETS:

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of," which was issued in March 1995. This statement establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill either to be held or disposed of.
    The adoption of FAS 121 did not have a material impact on the Company's financial position or results of operations.

                          VITAFORT INTERNATIONAL CORPORATION
         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AS RESULTS OF OPERATIONS

                                     (UNAUDITED)

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE
                  PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT WHICH ARE FORWARD LOOKING INVOLVE A HIGH DEGREE OF RISKS AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES FROM OTHER FOOD COMPANIES AND WITHIN THE GROCERY INDUSTRY, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS AND OTHER UNCERTAINTIES DETAILED FROM TIME TO TOM IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

Results of Operations:

    The Company has completed the acquisition of the Auburn Farms-Registered Trademark-/Natures Warehouse-Registered Trademark- trademarks and other assets, sourced the products to long-term co-packers, and began introduction of new products. The challenges remaining for the Company include the reintroduction of Auburn Farms-Registered Trademark-/Natures Warehouse-Registered Trademark- brands into distribution, the expansion of other Vitafort products into the broker/distributor network, completing long-term agreements with co-packers to insure a consistent source of quality product to meet changes in demand by the Company's customers, and bringing costs and margins in line with industry standards.

    There are significant differences between the products sold, method of manufacture, and operating expenses between the third quarter of 1996 and 1995. Any analysis and conclusions drawn based on comparisons of the two periods involved in developing trends or anticipating future events would be highly subjective and risky.

    Subject to the information contained in the proceeding paragraph, net sales for the quarter ended September 30, 1996 were $2,104,314, generating a gross profit margin of $125,335 or 6.0% of net sales. This represents an increase in net sales of $640,958 or 43.8% from the second quarter of 1996, an increase of $1,644,162 or 357.3% compared to the third quarter of 1995. The net (loss) for the three months ended September 30, 1995 was $1,212,978 compared to $1,471,070 for the second quarter of 1996, and a $712,940 loss for the comparable three-month period ended September 30, 1995. The loss continues to reflect the ongoing commitment to increase the market and the consumer awareness of our products, coupled with the increase in legal fees and related costs associated with the arbitration action resulting from the contract termination with the major co-packer, the Keebler Company.

Net Sales:

    For the three months ended September 30, 1996, net sales were $2,104,314 compared to $1,463,356 for the three-month period ended June 30, and $840,995 for the three-month period ended March 31 both of the current year. Auburn Farms-Registered Trademark-/Natures Warehouse-Registered Trademark- sales were $0.00, $268,864, and $661,436 for the respective quarters of 1996 ending March 31, June 30, and September 30, representing 0%, 18.4%, and 31.4% of total net sales, respectively. For the three months ended September 30, 1995, there were no Auburn Farms-Registered Trademark-/Natures Warehouse-Registered Trademark- net sales. The meatless cold cuts represented

                          VITAFORT INTERNATIONAL CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AS RESULTS OF OPERATIONS

                                     (UNAUDITED)

    approximately 3.3% of sales for the third quarter of 1995 compared to 1.1% for the first quarter of 1996 and less than 1% of total net sales for both the second or third quarters of this year.

Gross Profit:

    During the third quarter gross profit was $125,335 or 6.0% of net sales compared to 6.5% for the previous six months ended June 30, 1996. The gross profit margin is below Management's expectations and is due primarily to the additional cost incurred in connection with the co-packer contract termination. The loss of the co-packer for the major products delayed the introduction of the newly packaged products, the new costs for which had already been committed, and further delayed the full introduction and production of the Auburn Farms-Registered Trademark-/Natures Warehouse-Registered Trademark-product-line. In addition, certain additional costs, such as repackaging, returned freight, storage, and certain marketing and sales costs, were incurred as a direct result, in management's opinion, of the cancellation by the major co-packer and the product that was returned from customers due, in Management's opinion, to improper manufacturing by the co-packer. Management believes that this condition has caused significant costs to be incurred by the Company beyond those of normal business practice. Although the cancellation agreement contains a provision for arbitration of termination costs, and management believes it will recover some amount of the costs incurred, these additional costs are being expensed as they are incurred.

Operating Expenses:

    Total operating expenses were $3,841,679 and $2,453,479 for the nine-month periods ended September 30, 1996 and 1995, respectively, an increase of $1,388,200 or 56.6%. Sales for the comparable periods increased by $2,351,798 or 114.3%. The overall increases in product development and marketing reflects both the increase in sales activity and the additional incurred costs due to the production issue mentioned previously. For the three months ended September 30, total expenses were $1,335,543 for 1996 and $846,671 for 1995, an increase of $488,872 or 57.7%, due primarily to the increase in new product development for Auburn Farms, increases in sales staff and commissions on sales, and increase in professional fees and other expenses related to the manufacturing problems.

    PRODUCT DEVELOPMENT: The Company continues to expend funds to insure quality supplies of product by locating alternative sources of manufacturing capability. In addition, there continues to be expenditures related to new products and improvements to existing products. The problem related to the contract termination and returned products of the co-packer significantly exacerbated expenditures. The increase of $124,332 in product development for the three months ended September 30, 1996 over the previous year is the result of approximately $67,000 in additional expenditures for new and enhanced product development and $76,000 in travel, professional services, and other expenses directly related to the effort invested by the Company in determining the reason for the manufacturing process problems with the major co-packers and the qualification of new co-packers. For the nine-month period, the $479,859 increase in 1996 over 1995 is represented by about $200,000 in new and enhanced product development and test markets, plus another $225,000 or so in additional expenses incurred in the resolution of the production issues related to one of the Company's co-packers, plus locating acceptable other co-packers.

                          VITAFORT INTERNATIONAL CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AS RESULTS OF OPERATIONS

                                     (UNAUDITED)

    SALES AND MARKETING: As a percent of sales, sales and marketing expenses declined from 64.5% for the three months ended September 30, 1995 to 24.4% for the same period in 1996. For the nine-month periods ended September 30, sales and marketing expense as a percent of sales declined from 52.7% in 1995 to 35.0% in 1996. The increase of $217,724 for the three months of 1996 over the three months ended September 30, 1995 is due to approximately $200,000 in costs associated with sales staff and commission increases attributable to the increase in sales. For the year-to-date periods, the increase of $461,379 in 1996 over 1995 is primarily due to the extended scope of sales activity in trade shows of about $60,000, plus an estimated $450,000 in costs related to staffing and commission increase due to both the increase in net sales and the sales effort involved in dealing with the product problem discussed previously and its negative impact on our distributors and customers.

    GENERAL AND ADMINISTRATIVE: General and administrative expense decreased as a percent of sales for the three months ended September 30, from 92.8% in 1995 to 27.3% in 1996. For the comparable nine-month period,the percent decline was from 56.2% in 1995 to 36.4% in 1996. Approximately $146,000 of the increase for the 1996 quarter ended September 30, over the same 1995 period is represented by the increase in legal and other professional fees related to the open legal issues, including the contract termination with the co-packer, plus the effort expended to continue protecting the trade names and trademarks on the Company's brands. For the nine-month period ended September 30, the increase of $446,962 is due to the increase in provision for bad debts of $142,850, the increase in legal and professional fees of around $200,000, both of which are primarily the result of the product problems and the contract termination with the major co-packer, and approximately $132,000 related to staff additions and the increase in general business activity.

Interest Expense:

    The decline in interest expense results from the conversion and/or retirement of the indebtedness of the Company and the termination of the high interest costs related thereto when compared to current market conditions.

Liquidity and Capital Resources:
                                                         Nine Months Ended
                                                           September 30,
                                                       1996           1995
                                                   -----------    -----------

    Net Cash Used for Operations                   $(5,502,000)   $(1,388,992)
    Net Cash Used for Investing Activities            (405,648)        (5,897)
    Net Cash Provided by Financing Activities        5,775,583      1,381,393

    Working Capital Surplus (deficit)                2,965,808      1,296,769

Trends:

    The Company continued to increase inventory during the three months ended September30,1996 due to returned products and reduced sales of the Company's two major products. The increase in accounts receivables is from the increased sales level

                          VITAFORT INTERNATIONAL CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AS RESULTS OF OPERATIONS

                                     (UNAUDITED)

    during the period. Operating losses are eroding the overall liquidity of the Company and the completion of an asset-based revolving loan alleviates the near term potential liquidity issues. The Company continues to take a cash conservation posture by delaying and/or postponing any capital expenditures not directly related to production, exchanging services for equity from several providers, and conferred with suppliers regarding payment schedules for past term amounts.

    Continued equity financing and the utilization of the bank line continue to provide the means to cover the continuing operating deficits. Management believes these deficits will begin to decline significantly in the fourth quarter of 1996 if the sales level achieved in the recent quarter ended September 30, 1996 can be maintained or increased. Although the Company is not considered a going concern at its current level of profitability, Management believes a level of profitability will be achieved to allow the Company to become a going concern from a financial standpoint. This belief is not, however, without risk on the ability of the Company to achieve the necessary sales levels and cost efficiencies necessary to become profitable.

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




                          VITAFORT INTERNATIONAL CORPORATION
                          ----------------------------------
                                      (Company)





                                   /s/ Mark Beychok
                          ----------------------------------
                                     Mark Beychok
                               Chief Executive Officer











                               Date:  November 18, 1996