Form 10QSB/A
period 1996-09-30
VITAFORT INTERNATIONAL CORP
filed 1996-12-27
CIK 857139

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-QSB/A



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

    Continued equity financing and the utilization of the bank line continue to provide the means to cover the continuing operating deficits. Although the Company is not considered a going concern at its current level of profitability, Management believes a level of profitability will be achieved to allow the Company to become a going concern from a financial standpoint. This belief is not, however, without risk on the ability of the Company to achieve the necessary sales levels and costs efficiencies necessary to become profitable.

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