Form 10KSB
period 1996-12-31
VITAFORT INTERNATIONAL CORP
filed 1997-04-15
CIK 857139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

 X     Annual report under Section 13 or 15(d) of the Securities Exchange Act of
---
       1934
       (Fee Required)

       The fiscal year ended December 31, 1996.

       Transition report under Section 13 or 15(d) of the Securities Exchange
---
       Act of 1934
       (No Fee Required)

       For the transition period from _____ to _____

                          Commission File No.  0-18438
                                               -------

                       VITAFORT INTERNATIONAL CORPORATION
                       ----------------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                        68-0110509
           --------                                        ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

      1800 Avenue of the Stars, Los Angeles, California        90067
      -------------------------------------------------------------------
      (Address of Principal Executive Offices)              (Zip Code)

                                 (310) 552-6393
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                    Name of Each Exchange
Title of Each Class                 on Which Registered

None
---------------------------        ---------------------------
___________________________        ___________________________

Securities registered under Section 12(g) of the Exchange Act:

                        COMMON STOCK, PAR VALUE $.0001
                        ------------------------------
                                (TITLE OF CLASS)

Check whether the issuer: (1) Filed all reports required to be filed by Section 13 or 14(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No _____
                              --------


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year:  $5,560,367.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 31, 1997 was $6,305,432.

The number of shares outstanding of the issuer's common stock as of March 31, 1997 was 5,640,765.

Transitional Small Business Disclosure Format (check one):

                              Yes         No   X
                                  ---         ---

                                    PART I

ITEM 1:   DESCRIPTION OF BUSINESS

GENERAL

          Vitafort International Corporation (the "Registrant," the "Company" or "Vitafort") was formed as a California corporation in 1986, and reincorporated as a Delaware corporation in 1989. Prior to May of 1993, Vitafort was in the business of formulating and developing value-added foods and beverages for third parties. In addition, the Company was also marketing branded seafood. In May of 1993, these businesses were discontinued due to lack of revenues and profit and later in the year the Registrant disposed of them. In the fall of 1993, the Registrant installed new management, who selected a new direction for the Company. Vitafort would begin developing fat free and low fat bakery snacks that would be marketed under Company owned trademarks. Vitafort, however, did not own any production facilities, so established contract manufacturers (co-packer) would be utilized to manufacturer these branded products developed by the Company.

          In the spring of 1994, at the Natural Food Expo in Anaheim, California, Vitafort introduced its first branded product called Fudgets(TM), a single-serve fat free brownie with icing. Four flavors of Fudgets were marketed throughout 1994 and 1995, while Vitafort research and development continued to develop additional low fat and fat free snacks. During this period Fudgets were sold at retailers such as: Price Costco (Bellevue, WA), Circle-K (Phoenix, AZ), Ralphs (Compton, CA), Albertsons (Brea, CA), GNC (Pittsburgh, PA), Shop-Rite/Wakefern (Woodbridge, NJ), along with many others. In addition, Fudgets were being marketed to hundreds of health food stores across the country by natural food distributors.

          In the spring of 1995, the Company introduced double chocolate, cappuccino and peanut flavor Fudgets in a multi-pack of five individually wrapped 1.4 oz., packages. These three flavors were test marketed through the year. In the latter part of 1995, Vitafort signed a co-packing agreement with The Keebler Company ("Keebler") and began the marketing introduction of four flavors of fat free cakes called Caketts(TM) (lemon poppy, carrot, pound and banana).The Company believes that this unique snack was the first individually portioned fat free snack cake with an extended shelf life to be merchandised in the cookie section of supermarkets.

          In the fourth quarter of 1995, as the Company was completing the final stages of its financing, the Company put in place the distribution infrastructure that would support the rollout of these seven new flavors of Fudgets and Caketts. In addition, the Company began the manufacture of Fudgets at Michel's Bakery ("Michel's") at this time. Food brokers agreed to represent the Vitafort product line and serve as the sales agents to the marketplace for the Company.

          The introduction of Fudgets and Caketts to grocery stores across the country began in the first quarter of 1996, as retailers such as Acme (Philadelphia, PA), Delchamps

(Mobile, AL) and Shop-Rite/Wakefern (Woodbridge, NJ) placed purchase orders for Fudgets and Caketts. The rollout continued in the second quarter as Vitafort's distributors added Caketts and Fudgets to the shelves of hundreds of chain stores including: Kroger (Cincinnati, OH), Albertsons (Brea, CA), Meijer (Grand Rapids, MI), Albertsons (AZ, CA, UT and TX), Price Chopper (Schenectady, NY) Demoulas (Tewksberry, MA), Winn-Dixie (Jacksonville, Orlando and Tampa, FL), Kash and Karry (Tampa, FL), Publix (Lakeland, FL) and others. In addition, the company received direct purchases orders from Food Lion (Salisbury, NC), Kroger (Roanoke, VA) and Richfoods (Richmond, VA), while procuring purchase orders attached to national print advertisements with both Thrifty Payless and Eckerd Drugs, two large drug store chains.

          In the second half of the year, Vitafort's distributors added Stop + Shop (MA), Kroger (Atlanta, GA), Farmer Jack's (DMI), Grand Union (NY), Ralphs
(CA), Hughes (CA), and others to the supermarkets selling the Company's products. The largest purchase order in the history of the Company was also received as K-Mart placed a $550,000 order for product as part of a national advertisement for 2,300 stores.

          During the second quarter the Company received complaints of mold from Caketts being manufactured by The Keebler Company, Vitafort's primary co-packer at the time. The Company notified Keebler that it had received these complaints and engaged Keebler in discussions to correct the problem. Keebler attempted to solve the mold problem by creating an inspection process that would identify the acceptable product for reshipment. The Company shipped this inspected product to its customers. Thereafter, however, the Company received reports that this inspected product also turned moldy. Vitafort continued to engage Keebler in discussions regarding this problem, but in August, Keebler abruptly terminated the manufacturing agreement. This interrupted the supply of Caketts to customers resulting in delayed shipments and lost sales.

          The Company anticipated strong orders toward year-end as supermarkets across the country prepared for January and February healthy diet promotions and advertisements. During the third quarter, the Company shipped orders of Caketts and Fudgets produced by its new co-packer. In the fourth quarter, however, complaints from retailers about mold on product produced by Keebler (Caketts) and quality problems associated with product produced by Michel's (Fudgets) continued. By December the Company learned that the damage to the consumer acceptance of these brands caused by the previously shipped defective product was greater than previously realized. This quality problem created hundreds of consumer complaints that led to both loss of distributor goodwill and a significant loss of shelf space in the supermarkets. In addition, product had to be withdrawn from the marketplace. As a result, fourth quarter sales were significantly adversely affected and costs relating to this problem were much greater than previously anticipated.

          The new co-packer manufactures both Caketts and Fudgets for the Company with acceptable quality control. The Company continues to ship Fudgets, but has substantially curtailed shipments of Caketts due to damage done to the brand. The Company has formulated a revised marketing plan that will hopefully revitalize these brands. The Company is seeking damages against Keebler and Michel's for damages suffered by the Company from the defective products shipped in 1996. The Company expects a resolution of these proceedings in 1997. See "Item 3 - Legal Proceedings" for additional information.

          The Company recently reintroduced the Auburn Farms brand Toast`N Jammers(TM). This product was reengineered, reformulated and repackaged, and is currently being shipped to Vitafort distributors and to Trader Joe's (Los Angeles, CA). The Toast`N Jammers toaster pastries has been reformulated to a low fat product to improve the taste and increase customer acceptance. A similar strategy will be utilized with the majority of brands that the Company owns. The Company is currently shipping Fudgets, Caketts, Toast'N Jammers, Jammer(TM) Cookies, Vintage(TM) Cookies, 7-Grainers(TM) Crackers, Nature's Warehouse(TM) Cookies, Julliette's(TM) chocolate candy, Nature's Warehouse fig bars and vegetarian bulk cold cuts.

          The Company attributes its disastrous 1996 results primarily to the quality control problems of its prior co-packers, particularly from the damage caused by The Keebler Company. The Company believes that its current co-packers have solved this problem and that the products currently being shipped will have minimal quality control problems, although no assurances can be made as to the level of quality control acceptability. The Company will, however, need to acquire additional capital to carry out its 1997 business plan. If the Company is unable to acquire this capital, its ability to carry out this plan will be impaired. There can be no assurance that the Company will be successful in attaining this capital. In addition, in light of the fact that the Company must overcome the damage to its Caketts and Fudgets brands caused by the 1996 quality control problems, there can be no assurance as to the level of success the Company will achieve with its marketing plan.

          The Company's fat free and low fat snack items are based upon the Company's proprietary formulas, processes, procedures and technologies developed in conjunction with its co-packers. The Company seeks to protect its proprietary information through confidentiality agreements with employees, suppliers and manufacturers. These products are made from generally available ingredients, which are then converted into the Company's products.

          Although management believes that the Company's products are unique and are superior in taste to competitively available products, the food industry is characterized by the continual development of new products employing various new technologies and processes. Additionally, the Company must overcome the negative goodwill associated with the defective products produced by its former co-packers. Accordingly, no assurance can be given that new products will not be developed and marketed, which are superior to the Company's products in taste, texture, feel and nutritional value or that the Company's products will achieve or maintain reasonable levels of market acceptance.

ACQUISITION OF AUBURN FARMS, INC. BRANDS

          On May 2, 1996, pursuant to the terms of a letter agreement, dated May 1, 1996, and the attachments thereto (the "Foreclosure Purchase Agreement" or "FPA"), the Company acquired the trademarks "Auburn Farms" and "Nature's Warehouse" and certain related trademarks, trade dress, and related intangibles in a foreclosure sale from secured lenders to

Auburn Farms, Inc., dba. Nature's Warehouse ("AFI"). The purchase price under the FPA consisted of a cash payment of $75,000 and deferred payments based upon gross sales, as defined in the FPA, of products sold by the Company which bear the acquired trademarks. The deferred payment for AFI's existing products, as defined in the FPA, equals three and one half (3 1/2%) per cent of gross sales for a period of thirty months commencing May 1, 1996; three (3%) per cent of gross sales for the next ensuing period of thirty months; two and one half (2 1/2%) per cent of gross sales for the next ensuing period of thirty months; and two (2%) per cent of gross sales for the next ensuing period of thirty months. For newly created products, as defined in the FPA, which utilize the acquired trademarks, the Company is required to pay a deferred purchase price equal to one and one half (1 1/2%) per cent of gross sales for a period of 120 months commencing May 1, 1996. $72,000 of inventory was purchased under such option in 1996. The FPA agreement also provides that the Company has the option to purchase certain inventories of packaging materials from AFI. During 1996, sales of products bearing the acquired trademarks were $1,337,475; and, the total deferred payments under the FPA were $45,612.

          The Company is using co-packers to produce products bearing the acquired trademarks.

          The acquisition of the Auburn Farms brands was a strategic move for Vitafort to provide the company with a presence in the health food trade and specialty grocery trade with brands that had been established over a number of years. While the products required repositioning to revise the formulations to be more contemporary and meet the needs of the natural foods consumer, the brand presence may allow the Company to add depth to its product mix and customer base.

          The Auburn Farms and Nature's Warehouse trade names, in addition to the valuable Toast `N Jammers(TM), Jammers(TM), 7-Grainers(TM) and SpudBakes(TM) brand names, may be used by the company to attempt to grow within the healthy food market segment.

CREDIT FACILITY

          In August 1996, the Company entered into a revolving credit facility with a financing institution, that provides a credit line of up to $4,000,000 subject to certain covenants. Advances made to the Company under the facility are based on a certain percentage of eligible accounts receivable, as defined, and a certain percentage of eligible inventory, as defined, located in Ontario, California. The amount of inventory advances under the facility cannot exceed $500,000. The initial term of the facility ends August 1997, with automatic renews thereafter. Advances under the facility bear an interest rate at the Bank of America NT plus 3%, and are secured by a first priority lien on all of the Company's assets. Minimum interest charges after the first three months of the term are $10,000 per month for the next three months, and $15,000 per month thereafter. The Company paid $40,000 to the institution upon execution of the agreement, and $40,000 to a facilitator in connection with the placement of the loan.

          The Company is using the proceeds of advances under the facility to meet its current working capital requirements. The amount due under this credit facility, on December 31, 1996, was $440,022.

          The Company is in violation of certain covenants with respect to working capital and tangible net worth requirements, and is under negotiation with the lender to modify the covenants. The Company classified the entire loan as a current liability. See "Liquidity and Capital Resources under Management's Discussion and Analysis or Plan of Operation.

PRODUCT MANUFACTURING

          The Company manufacturers its products by entering into agreements with established food manufacturers ("co-packers"), who have the facilities, staff, quality assurance and process control programs for the production of their own products as well as the Company's products ("co-packer agreements"). Co-packer relations are intended to enable the Company to secure the expertise of qualified food manufacturers with respect to the development, manufacture and packaging of the product; and, to achieve economies of scale in production and staffing requirements, while providing production flexibility to meet changes in product mix demand by customers that the Company could not achieve on its own. Additionally, the Company benefits from, and relies upon, the production experience and expertise of these companies while avoiding the capital outlays, staffing requirements, quality control, legal process requirements and other manufacturing costs and delays that the Company would encounter were it to attempt to manufacture its products utilizing its own facility.

          As reflected in the fact that the Company is presently pursuing claims against several former co-packers relating to poor product quality, there can be no assurance that co-packers will meet their obligations. See "Item 3. Legal Proceedings."

          The Company utilized various co-packers during 1995 and 1996 for the manufacture of its Fudgets brand of products, and encountered problems with the co-packers of both its Fudget and Cakett products. See "Item 3 - Legal Proceedings," for information with regard to the Company's claims against co-packers. Management believes that the most recent switch in co-packer arrangements for Fudgets and Caketts has improved product quality and availability, while improving the Company's gross profit margin. Management believes that the current co-packer has sufficient capacity to meet the Company's requirements.

          Since December 1992, the Company has used another co-packer, located on Long Island, New York, as the primary supplier of Trim Slice and Vegicatessen brand products. This co-packer operates under strict kosher guidelines. Management believes that this co-packer has the capacity to produce sufficient quantities of the Company's products to supply projected needs at least through the end of 1997.

          The Company is in the process of negotiating co-packing agreements with other established firms to act as co-packers for various other products. Management believes that, if the research and development of the products is completed, it will be able to select co-packers and enter agreements on terms acceptable to the Company.

DISTRIBUTION

          Vitafort utilizes specialty foods and natural food distributors to market its brands of fat free and low fat snacks. These distributors ship to the majority of the grocery chains in the United States. Wholesale club stores, drug store chains and mass merchandisers are distributed by the Company directly into their warehouses. Many of the Company's products are currently available at leading retailers across the country. Management believes that, with sufficient funding, distribution can be expanded throughout the marketplace with additional products and distributors.

MARKETING

          Vitafort developed a phased strategic marketing plan in the latter part of 1995, which continued into 1996, involving the development and expansion of the Fudgets Fat Free Brownies and Juliette's Low Fat Chocolate Creams brands while staging the rebuilding of the more mature Auburn Farms and Nature's Warehouse brands. Management believes that Fudgets are the only fat free frosted brownie product on the market at this time. This unique positioning has prepared the Company for a second generation Fudget product, which properly positioned, will further set apart Fudgets as a one-of-a-kind brownie product. While the Company is poised to begin a second generation line of Fudgets brownies, it has also repackaged the Juliette's line of chocolate creams from a 4-count box to a more traditional 12-count gift box presentation. This packaging is intended to allow the product to have broad based appeal, while retaining upscale positioning in an effort to command strong margins. The current financial condition of the Company, however, may impede the Company's ability to bring these products to market in a timely manner.

          In connection with Auburn Farms and Nature's Warehouse the Company has changed packaging and formulations in an effort to appeal to a broader customer
base.  The first new product was Toast `N Jammers, a toaster pastry line.   The
Company repositioned the product from a fat free product to a low fat product, which it believes appeals to a broader based segment. Combined with icing and a product presentation that is closer to mainstream products, Vitafort is attempting to establish Toast `N Jammers as the standard for the natural toaster pastry segment. The Company is preparing similar new products for the other Auburn Farms brands. The severity of financial losses suffered as a result of the product quality problem could hamper the Company's ability to market Auburn Farms and Nature's Warehouse products, as well as to execute other projects.

PRIOR OPERATIONS

          Due to the Company's limited capital and other resources, and in consideration of the mixed results relating to the Company's previous attempts to apply its past technologies to consumer applications, on October 5, 1993, the Company entered into an exclusive marketing agreement with Second Nature Technologies, Inc., ("SNT" or "Second Nature"). The Company appointed and engaged SNT as its exclusive world-wide marketing representative for certain Vitafort products, technologies, ingredients and processes, which were not currently being exploited by the Company. SNT attempted to market the Company's proprietary technologies relating to its prior business operations to food manufactures and marketing companies and to supply the necessary capital and other resources to apply the Company's proprietary technologies to consumer products. Several food manufacturers and marketing companies had expressed interest in a number of the Company's proprietary technologies, which are being marketed by SNT. The marketing agreement called for SNT to expend the necessary capital to market these proprietary technologies and to share any income that results equally with Vitafort. Dr. Barry Saltzman, a former director of the Company, is an officer, director and a principal owner of SNT. The technologies which are included in the Company's technology catalogue to be marketed by SNT include technologies related to: (i) reduced fat poultry and turkey; (ii) low cholesterol eggs; (iii) health conscious dog and cat foods and a unique pet beverage; (iv) swine feeds;
(v) a drinkable yogurt and fruit fiber blend; (vi) various nutritional and performance sport beverage formulas in liquid and powdered forms; (vii) salmon patties; (viii) certain salmon, trout and shrimp proprietary feed formulas; (ix) a specific toxin-free environmental seafood growing program developed for the Company; (x) nutritionally enhanced value added surimi; and (xi) bread products. The agreement with SNT was terminated during 1996, and the Company has not realized any revenues from the efforts of SNT.

CRYSTAL GEYSER

          The Company developed a vitamin pre-mix, which was licensed to the Crystal Geyser Water Company. The pre-mix was added to a fruit juice - sparkling mineral water product distributed as "juice squeeze". Under the agreement, Crystal Geyser is obligated to purchase the necessary pre-mix from the Company. There are no minimum purchase or royalty requirements under the agreement. The licensing agreement expired in January, 1995, subject to the licensee's right to renew for an additional 20 years. The licensee did not renew and the Company does not anticipate any further revenues from the licensee. During 1995, the Company realized revenues from the sale of pre-mix totaling $2,300. There were no revenues from this source in 1996.

FOREIGN LICENSE - MEXICO, CENTRAL & SOUTH AMERICA, AND THE CARIBBEAN

          The Company has granted an exclusive license to its products and program for Mexico, Central and South America and the Caribbean to Vitafort Latin America, Inc. ("VLA"). VLA, a Puerto Rico corporation, became a successor to VLA, a Delaware corporation. VLA is owned equally by the Company and Puerto Rico Supplies Co., Inc., a corporation owned by members of the Pasarell family. Stanley J. Pasarell is a former director of the Company. This license is royalty free and the Company will derive revenue and profit, if any, from its 50% interest in the licensee.

          Despite international interest in the Company's programs, management has determined that the Company is best served by focusing its efforts and ensuring the success of its new products domestically before venturing across borders. Accordingly, no efforts were made in VLA during 1996 or, to date, in 1997.

SIGNIFICANT CUSTOMERS

          Refer to Note 11 of the audited financial statements for discussion of significant customers.

INTELLECTUAL PROPERTY RIGHT PROTECTION AND TRADEMARKS

          The Company is researching to see whether its various formulas, processes and procedures are patentable in the United States, and relies upon non-disclosure, secrecy agreements and its common law rights in order to protect its proprietary formulae, procedures, processes and other information. No assurance can be given that such steps will adequately protect the Company against competing products or that the Company will be able to adequately enforce its rights against third parties who may be utilizing the Company's proprietary formulae, procedures, processes and other information. If the Company is advised by counsel that any of its formulae, processes, procedures or other techniques are patentable, then it may seek appropriate patent protection.

          The Company has developed several proprietary formulations and processes for manufacturing its products. While these formulations and processes may or may not be protected under the U.S. Patent laws, they may have value inasmuch as they provide Vitafort with its unique competitive edge. The Company has established brands within certain market niches of major product categories. The consumer acceptance of the nutritional and flavor profiles of the products has been heavily influenced by the proprietary formulations and processes.

          The Company's trademarks and their marketing status are detailed below on the following page.


          TRADEMARK                            MARKETING ACTIVITY
          ---------                            ------------------
VITAFORT                        This is an actively marketed mark and used on
                                all company material, however, quality problems
                                encountered in 1996 have impaired the value of
                                this mark.

CAKETTS This product once occupied significant shelf space in supermarkets throughout the country and continues to maintain a minor presence. Quality problems associated with this product, however, appear to have substantially diminished the value of this mark.

JULIETTE'S                      The Company is in the early stages of expanding
                                this product line.  The company expects this to
                                become a significant percentage of total company
                                sales.

FUDGETS This may be one of the key food products with distribution in a number of supermarkets throughout the U.S.

AUBURN FARMS                    Recently acquired trade name with existing
                                presence in the health food and specialty
                                grocery classes of trade.

NATURES WAREHOUSE               Recently acquired trade name with existing
                                presence in the health food class of trade.

TOAST `N JAMMERS                A repositioned brand name with both health food
                                and specialty grocery presence.  With the
                                repositioned product, this brand has experienced
                                expansion versus a year ago.

JAMMERS One of the all natural fat free cookie brands in both the health food and specialty food classes of trade. This product line is slated for a repositioning which should further enhance its value to the company.

7-GRAINERS                      A snack cracker brand within the health food
                                class of trade. This brand also holds a shelf
                                position within the specialty grocery class of
                                trade.

PASTRY POPPERS                  A brand predominantly in the health food sector
                                catering to a consumer base sensitive to wheat,
                                this brand is slated for a repositioning.

HIGH LITE                       A brand name that is not currently in use but
                                included in plans for new products.

NUTTIN' LIKE IT                 This is a brand name anticipated to be used for
                                a new low or reduced fat peanut butter cup.

NUT WIT This is a brand name that was part of a line of fruit-juice sweetened candy bars marketed to the health food stores throughout the country. The
                                Company is currently analyzing the business potential for re-introduction of this line.

MY O MY This is a brand name that was part of a line of fruit-juice sweetened candy bars marketed to the health food stores throughout the country. The
                                Company is currently analyzing the business potential for re-introduction of this line.

NON-STOP This is a brand name that was part of a line of fruit-juice sweetened candy bars marketed to the health food stores throughout the country. The
                                Company is currently analyzing the business potential for re-introduction of this line.

A-OK This is a brand name that was part of a line of fruit-juice sweetened candy bars marketed to the health food stores throughout the country. The
                                Company is currently analyzing the business potential for re-introduction of this line.

NO HOW This is a brand name that was part of a line of fruit-juice sweetened candy bars marketed to the health food stores throughout the country. The
                                Company is currently analyzing the business potential for re-introduction of this line.

ONLY SNACKS                     The Company is analyzing whether it will
                                continue with the line of caramel corn under
                                this brand name or pursue other strategies.

GOVERNMENTAL REGULATION

          In general, production, packaging, processing and labeling of food and beverage products are subject to various federal and state regulations. The Company relies upon the experience and expertise of its co-packers to assure compliance with applicable federal and state regulations. The Company believes that it is in compliance with all applicable governmental regulations.

RESEARCH AND DEVELOPMENT

          The Company has modified its research and development strategies from prior years. In the past, the Company retained highly trained technical support professionals to independently develop formulations and work with contract manufacturers to bring the products to market readiness. The strategy moving forward is to work with existing manufacturers from the outset and utilize their internal research and technical staff to develop new products. By working in this manner, the Company intends to reduce its research and development costs and to create a joint interests in "ownership" of a successful, high quality product. This strategy inherently builds a strong total quality end result.

          The Company spent $737,044 and $378,602 on research and development in 1996 and 1995, respectively. The Company intends to create new products using the above strategy and launch these products in the marketplace in 1997. The current financial condition of the Company, however, may preclude it from successfully accomplishing its goal.

COMPETITION

          The Registrant is engaged in the highly competitive healthy food marketplace. There are numerous companies with financial and business resources far greater than Vitafort's, currently marketing healthy and fat free foods. The Registrant seeks to compete based on the unique taste, texture and quality of its products and by obtaining recognition for its brands.

          The Vitafort brands compete within different categories and with different products depending upon the class of trade and placement within retail outlets. The chart below details the product lines of the company and identifies the competitors with the classes of trade.


VITAFORT BRAND                  CLASS OF TRADE                PRINCIPAL                 MARKET NICHE
                                                             COMPETITION

Caketts                         Main grocery cookie          Snackwell's                Caketts line may be the only shelf stable
                                section and food             snack cakes                snack cake line offered in the cookie
                                sections of                                             section. This could be the only brand
                                discount drug                                           with 4-SKU's representing a flavor mix as
                                                                                        broad as Caketts.

Juliette's Low Fat              Main grocery                There is no                 Appeal to those consumers who are not
Chocolate Creams                sections,                   known direct                willing to sacrifice the taste of real
                                natural food                competition                 chocolates, but demand a nutritional
                                stores and                  for boxed low               profile that provides lower fat than
                                discount drug               fat chocolate               traditional chocolates.
                                stores within               cream candies.
                                the U.S.

Fudgets                         Main grocery                1. Snackwell's              Fudgets may be the only fat free frosted
                                cookie section              Brownies                    brownie line offered in the cookie section
                                                            2. Pepperidge
                                                            Farms Brownies
                                                            3. Greenfield's
                                                            Brownies
                                                            4. Frookies
                                                            Brownies

Toast `N Jammers Low            Health food                 Health Valley               Toast `N Jammers may have a competitive
Fat Toaster Pastries            sections of                 Healthy Tarts,              edge with a better product presentation,
                                supermarkets                and Natures'                better taste and better value.
                                and health                  Choice Toaster
                                food stores.                Pastries

Jammers Fat Free Cookies        Health food                 Health Valley               The company is repositioning the brand
and Brownies                    stores and                  Cookies,                    to strengthen its future franchise.
                                health food                 Westbrae Cookies,
                                sections of                 Heaven Scent Cookies,
                                supermarkets                Barbara's Cookies,
                                                            Pamela's Cookies,
                                                            Frookies Cookies &
                                                            Brownies,
                                                            Greenfield's
                                                            Brownies

7-Grainers Fat Free             Health food                 Health Valley               Vitafort plans to reposition the brand with
Crackers                        stores and                  Crackers, Hain              unique new product entries.
                                health food                 Crackers, Barbara's
                                sections                    Crackers.
                                within
                                supermarkets

ENVIRONMENTAL REGULATION AND SEASONALITY

          Management believes that the costs associated with compliance with environmental regulations do not impose a significant burden upon the Company's operations. Management does not believe that the Company's business is seasonal to any significant extent.

EMPLOYEES

          As of December 31, 1996, the Registrant had 11 employees of whom one was an executive officer, 3 were engaged in sales and marketing, and, 7 were clerical and administrative.

ITEM 2:   DESCRIPTION OF PROPERTY

          The Registrant's principal executive office consists of 3,921 rentable square feet located at 1800 Avenue of the Stars, Los Angeles, California, which is leased pursuant to a three-year lease expiring August 31, 1997. The base rent under said lease is $69,000 for the first year of the term; $72,000 for the second year of the term; and, $75,000 for the third year of the term. The Registrant believes that its facilities are more than adequate for its present needs, and that it will be able to obtain smaller, less expensive offices when the current lease expires.

ITEM 3:   LEGAL PROCEEDINGS

          On November 1, 1995, Keebler Company (Keebler) and the Company entered into a co-packer agreement (the Agreement) to manufacture Caketts. In 1996, the Company suffered losses and terminations of business relationships by a number of the Company's distributors, retailers and brokers due to mold in the Cakett product. In August 1996, Keebler gave the Company thirty (30) days notice of termination of the Agreement between the parties, and indicated that it had discontinued further production of the Company's product. The Agreement between Keebler and the Company provides for the binding arbitration of disputes. On August 15, 1996, the Company filed a demand for arbitration seeking compensatory damages, which is scheduled to be heard during May 1997. The Company is seeking damages in excess of $5,000,000. In defending the arbitration proceeding, Keebler had alleged that Vitafort was responsible for the quality control problems and failed to comply with certain labeling requirements. Keebler has filed a counterclaim against the Company for breach of contract which alleges damages in excess of $300,000. The Company believes that Keebler breached the agreement by failing to meet its warranties to Vitafort to manufacture the products in an acceptable process manner, improperly terminating the agreement; and, made intentional misrepresentations regarding the cause of the mold problems.

          In December 1994, Lloyd Gaunt, who invested an aggregate of $75,000 in certain of the Company's private placements, initiated an action in Superior Court, Orange County, California against his stockbroker, two national brokerage firms, several companies in which he had invested; and, certain of those company's officers. Included among the defendants was the Company and its then Chief Executive Officer. The complaint seeks damages in an unspecified amount in excess of $500,000 and punitive damages in an unspecified amount in excess of $5,000,000. The Court has dismissed the class action claims as to the Company and granted a motion that the claims against the brokerage firms and associated persons must be submitted to arbitration. The Plaintiff has appealed that ruling. The Company denies any liability to the plaintiff and intends to vigorously defend this action. The Company notes that the plaintiff sold a portion of the securities he purchased from the Company, realizing a profit; that the balance of the securities became salable under Rule 144; and that, if sold, the Plaintiff could recoup his entire investment and realize a profit on his $75,000 investment.

          In February 1996, Cottage Bakery, Inc., a former co-packer of Fudgets, initiated a lawsuit against the Company in Superior Court, San Joaquin County, California. The Complaint alleges breach of contract and fraud against the Company and seeks damages in an unspecified amount in excess of $150,000. The Company disputes this liability and filed a cross complaint against Cottage Bakery. The parties have reached an agreement with respect to the settlement of this action but the settlement agreement has not been executed; and, if such settlement is consummated, the Company will not be subjected to any material liability. If the action is not settled, the Company will vigorously defend the action.

          In connection with the acquisition of assets of Auburn Farms, Inc.,
(AFI) under the FPA, the Company acquired certain rights of AFI against its co-packer and against Barbara's Bakery. The Company is pursuing these rights, and in May 1996, initiated an action alleging Lanham Act violations, misappropriation of trade secrets, unfair competition and related claims. The defendants have filed counterclaims against the Company and Auburn Farms alleging various tort and contract claims. The litigation is in the early stages and the Company intends to vigorously pursue the same.

          Michel's Bakery, Inc., a former co-packer of Fudgets, initiated an action in state court in Philadelphia, Pennsylvania, seeking damages in excess of $140,000 under various contract and tort theories. In November 1996, the Company removed this action to the Federal District Court for the Eastern District of Pennsylvania. The Company has filed a counterclaim alleging breach of contract and other claims relating to the product manufactured by Michel's. The parties have agreed to a mediation session, scheduled to be held in April 1997. If, however, the matter is not resolved through mediation, the Company intends to vigorously prosecute this lawsuit.

          On October 9, 1996, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Eloy Louis Ellis vs. Vitafort, Inc., a Delaware Corporation; Mark Beychok and Does 1-50 inclusive." The complaint alleges Breach of Oral Contract, Breach of Written Contract, and other similar claims arising out of the consulting relationship that previously existed between the Company and Mr. Ellis. The Complaint seeks damages in an unspecified amount. The court has sustained, without leave to amend, a demurrer to the claims against Mark Beychok and sustained the demur, with leave to amend, against the Company. Mr. Ellis recently filed an amended complaint against the Company. The litigation is in its early stages and the Company will vigorously defend the action.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          The Company did not submit any matters to the vote of security holders during the year ended December 31, 1996.

                                    PART II

ITEM 5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Registrant's common stock, redeemable warrants (each of which entitles the holder to purchase one-twentieth of one share of common stock at a price of $2.375; or, $47.50 per share through the close of business on April 15, 1997, or an earlier redemption date) and units (each of which is comprised of three shares pre-reverse split and .15 shares post reverse split of common stock and two redeemable warrants) traded on the National Association of Securities Dealers, Inc., Automatic Quotation System ("NASDAQ") from December 19, 1989, the effective date of the Registrant's Registration Statement on Form S-18, until August 27, 1992. Since such date, the Registrant's securities have traded on the Electronic Bulletin Board maintained by NASDAQ. Prior to December 19, 1989, there was no market for the Registrant's securities. The table below sets forth the high and low closing bid prices for the common stock, redeemable warrants and units during the period January 1, 1995 to December 31, 1996, as reported on the Electronic Bulletin Board; and, as adjusted to take into effect a one-for-twenty reverse stock split effected on October 4, 1996. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions:

PERIOD                   COMMON STOCK           WARRANTS             UNITS
                        HIGH       LOW       HIGH       LOW      HIGH     LOW

1st Quarter 1995       $16.875    $11.25     $.1875    $.0625   $ 4.00   $1.50

2nd Quarter 1995       $ 13.75    $5.625     $ .125    $.0625   $ 4.00   $ .25

3rd Quarter 1995       $ 8.125    $ 3.75     $.1875    $.1875   $1.125   $ .25

4th Quarter 1995       $8.4375    $1.875     $.1875    $.1875   $1.125   $ .25


1st Quarter 1996       $ 13.40    $ 6.00     $  .05    $  .01   $1.625   $ .25

2nd Quarter 1996       $  7.00    $ 4.80     $  .01    $  .01   $ 1.00   $1.00

3rd Quarter 1996       $  6.20    $ 3.00     $  .01    $  .01   $ 1.00   $ .50

4th Quarter 1996       $  3.80    $ .875     $  .01    $  .01   $  .50   $ .50

          THE ABOVE AMOUNTS HAVE BEEN RETROACTIVELY ADJUSTED FOR A 1 FOR 20 REVERSE STOCK SPLIT, WHICH OCCURRED ON OCTOBER 7, 1996.

          On March 31, 1997, the closing bid prices for the common stock, redeemable warrants and units, as reported by the NASDAQ Electronic Bulletin Board, were $1.125, $.01, and $.50, respectively.

          At the close of business on March 31, 1997, there were approximately 416 holders of record of the common stock and approximately 40 holders of record of the redeemable warrants.

          The Registrant has not paid any dividends on the common stock since inception and intends to retain any future earnings for the development of its business. Future dividends on the common stock, if any, will be dependent upon the Registrant's earnings, financial condition, the dividend priority of any preferred shares and other relevant factors as determined by its Board of Directors.

          No dividends were paid on Series B Convertible Preferred Stock during 1996. Cumulative unpaid dividends on the Series B Convertible Preferred Stock as of December 31, 1996 totaled $25,000. During August 1996, the holder of 500 of the then 1,500 issued and outstanding shares of Series B Convertible Preferred Stock converted his shares and all accrued dividends thereon into 2,500 shares of Common Stock (as adjusted for the reverse stock split effected in October 1996). The conversion of the Series B Preferred Shares was in accordance with the formula set forth in the Certificate of Designation for such security and the accrued dividends were converted at the market price for the Common Stock at the date of the conversion. In March 1996, the 672.5 shares of Series D Convertible Preferred Stock and all accrued dividends thereon were converted to Common Stock at $.375 per share ($7.50 as adjusted for the reverse stock split). All unpaid dividends on the preferred stock must be paid before dividends can be paid on the Common Stock.

ITEM 6:   MANAGEMENT'S DISCUSSION & ANALYSIS OR PLAN OF OPERATION

 CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE
                   SECURITIES LITIGATION REFORM ACT OF 1995

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT, WHICH ARE FORWARD LOOKING, INVOLVE A HIGH DEGREE OF RISKS AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES FROM OTHER FOOD COMPANIES AND WITHIN THE GROCERY INDUSTRY, THE IMPACT OF QUALITY PROBLEMS EXPERIENCED IN 1996, THE LACK OF ADEQUATE CAPITAL TO FUND CONTINUING OPERATIONS, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS AND OTHER UNCERTAINTIES DETAILED FROM TIME-TO-TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

YEARS ENDED DECEMBER 31, 1996 AND 1995

          The Company expanded its line of products in early 1996, and reduced the concentration of sales from an almost single product organization in 1995. This expansion of products assisted the Company's growth into more organizations and improved the market penetration into already established channels of distribution. The problem associated with the poor manufacturing at Vitafort's Cakett co-packer, The Keebler Company, as well as serious problems related to the manufacture of Fudgets, Michel's Bakery, dislocated and almost destroyed the distribution channels that the Company had expended both significant time and cash resources on during this strong expansion year. This problem contributed greatly to not only the decline in sales in the latter part of 1996, but also to the increase in costs of manufacturing and storing, sales and marketing, and general and administration expense levels. Additionally, this factor played a major role in exhausting the Company's liquidity and forcing it into the capital market to raise additional capital at prices unfavorable to the Company.

SALES

          Net sales for the year ended December 31, 1996 were $5,285,149 compared to $2,315,151, an increase of $2,969,998 or 128.3%, from 1995. This increase is due primarily to the increase in the new products available from the Company resulting from the acquisition of the Auburn Farms family of products and the significant investment in the sales area to establish the distribution network. Net sales for the first six months of 1996 were $2,304,352, which was almost the sales volume for the entire year of 1995. The significant decline in sales in the last quarter of 1996 reflects the return of product by our distributors, retailers, and other customers due primarily to the problems associated with the faulty Cakett product manufactured by The Keebler Company and to a lesser extent Fudget product at Michel's.

          The expansion of the product mix in 1996 is reflected in the sales composition. In 1996, Fudgets comprised 36% of total 1996 sales while in 1995 they comprised 97% of sales. Caketts comprised approximately 36% while Auburn Farms and Nature's Warehouse branded products represented 25% of total sales in 1996.

GROSS PROFIT

          Gross profit for the year ended December 31, 1995 was $832,825 compared to ($1,584,971) for the year ended December 31, 1996. The loss in profitability in 1996 is due to: the significant increase in the inventory reserve accounts as a result of the declining customer interest due to the problems related to the Keebler-produced Cakett and to a lesser extent, Michel's produced Fudget; the related return of significant product and the lack of reorders and loss of volume. In addition, the decline in volume forced the company to pay higher per unit costs than those originally calculated in determining price. This led to further erosion in gross profit margin. As the sales continued to slow down, the pattern continued and gross profit continued to fall. The problem with the manufacturer of the product also manifested itself in the Company's inability to sustain shipments on an ongoing basis, creating additional product that was nearing its expiration date and requiring the Company to sell these products as prices which generated little, if any, profit further reducing the profit margin of the business.

OPERATING EXPENSES

          Operating expenses for the year ended December 31, 1996 were $6,487,845 compared to $3,537,671 for the same period in 1995, an increase of $2,950,174; or, approximately 84%. Research and development expenses increased from $378,602 to

$760,944, an increase of $382,342 or 101%. The increase in research and development is primarily in the development of new products and packaging for both new and existing products, Approximately $310,000 of the increase in research and development between 1995 and 1996 is the result of this sustained effort as the Company began the implementation of the roll-out program developed in the marketing and sales strategic plan. Marketing expenses also reflect the strong effort expended by the Company in positioning its products into various distribution channels. The Company estimates it has spent approximately $1,400,000 in product introductory costs during 1996, from which it now believes it will derive no benefit as a result of the mold problem associated with the co-packer products delivered to the Company's distributors, retailer, and consumers by the Company. In addition, during the first part of 1996 the Company increased its travel expenditures, and staff and commission costs as it accelerated the introduction programs across the country. The approximately $975,000 increase in selling, general & administration expenses is due primary to the increase in legal ($175,000) and consulting ($587,000) fees caused, for the most part, by the effort expended in locating and identifying the problems associated with the manufacture of the product by The Keebler Company, the co-packer for the Cakett product, and to a lesser extent Michel's, the co-packer for the Fudget product, and attempting to secure compensation for the costs associated with repairing the damage done not only to its distributors, retailers, and consumers but also to the Company's financial condition as a direct result of the capital depletion which occurred during the year.

INTEREST EXPENSE

          Interest expense was $50,508 in 1996 and $126,290 in 1995. The decline in interest expense results primarily from the conversion and/or retirement of the indebtedness of the Company and the reduction of general interest rates.

LIQUIDITY AND CAPITAL RESOURCES

                                                          DECEMBER 31ST
                                                 -----------------------------
                                                     1996              1995
                                                 ------------      -----------

Net Cash for Operations                          ($ 5,309,403)     ($2,264,440)
Net Cash Used for Investing Activities           (    172,896)     (    92,767)
Net Cash Provided by Financing Activities           4,354,760        3,342,636
Working Capital (Deficit)                        (    875,965)       1,296,769

          The Company's net cash required for operations increased from ($2,264,440) in 1995, to ($5,309,403) in 1996. This increase in requirements reflects the significant amount of resources expended in introducing the new line of company products to the market and to build the inventory levels that the Company believed were obtainable given the product responses at trade shows. These expenditures were wasted when the mold problem forced product returns, order cancellations, and eliminated follow-through orders for the product.

          The Company continues to utilize strategic capital exchanges to minimize, to the extent possible, the cash requirements of the business from an on-going basis. This strategy has included exchanging debt or services with service providers, consultants, employees and other organizations, thereby, conserving cash. The Company intends to continue this practice in the future when it is in the best interest of the Company. The losses, which have resulted in some of the price erosion of the market value of the Company's stock, have made the utilization of such a method of compensation very difficult.

          The Company continues to seek additional capital through private placements on an on-going basis, although the future ability of the Company to raise such capital in its current condition in amounts satisfactory to allow the Company to continue to operate is not assured. The Company realized net proceeds of approximately $900,000 from private placements of its securities completed during the first four months of 1997. See "Note 13" to the financial statements for additional information.

          The Company's independent certified public accountants have included a modification to their opinion, which indicates there is substantial doubt about the Company's ability to continue as a going concern. See "Note 2" to the financial statements for additional information.

GENERAL

          The Company believes that its ability to continue as a going concern has been severely jeopardized by the adverse effects in the marketplace, and mold in its products caused in the manufacturing process. Although the Company believes the manufacturers, and in particular, The Keebler Company, bears primary responsibility for this problem, there can be no assurance that the Company can repair the damage to its reputation and financial condition. The operating losses have reduced the liquidity position of the Company significantly, which in turn, has depressed the stock price of the Company. The stock price reduction has further diluted the equity position of the Company as it attempts to raise capital to maintain a viable operation.

          The future outlook requires the Company to focus on existing products, other than those previously tainted by the mold problem, and maintain an operating margin sufficient to cover operating expenses. The Company is currently directing its limited resources toward existing products, which are not tainted in the minds of retailers and consumers, and for which the Company is receiving encouraging signs that customer acceptance is increasing. Additionally, any costs not directly related to generating revenue have been significantly curtailed. The future ability of the Company to raise sufficient capital to meet existing and future obligations to allow it to continue to operate is not without a high degree of risk. Should the Company not be successful in raising additional needed capital, operations would have to be further curtailed.

ITEM 7:   FINANCIAL STATEMENTS

          SEE "INDEX TO FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On February 5, 1997, the Registrant dismissed the firm of KPMG Peat Marwick, LLP (KPMG) as the Registrant's independent auditor, effective immediately. The Registrant then selected BDO Seidman, LLP (BDO) to act as the Company's independent auditor for the fiscal year ending December 31, 1996. The foregoing actions of the Registrant were ratified by its Board of Directors.

          The reports of KPMG on the Company's financial statements for the years ended December 31, 1994 and December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the report for the year ended December 31, 1994, contained a "going concern" explanatory paragraph.

          During the two years ended December 31, 1995, and during the subsequent period from January 1, 1996 through February 5, 1997, there were no "Disagreements" (as such term is defined under the Federal Securities laws) with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which Disagreements, if not resolved to the satisfaction of KPMG, would have caused that firm to make a reference to the subject matter of the Disagreements in connection with their report.

          During the two years ended December 31, 1995, and during the period from January 1, 1996 through February 5, 1997, the Registrant was not (i) advised by KPMG that the Registrant did not have internal controls necessary to develop reliable financial statements; (ii) advised by KPMG that it was no longer able to rely on management's representations or that it was unwilling to be associated with financial statements prepared by management; (iii) advised by KPMG of a need to expand the scope of its audit; or (iv) advised by KPMG that information had come to its attention that materially impacted the fairness or the reliability of any audit report or financial statement issued or to be issued, or caused them to be unwilling to rely on management's representations or be associated with the Registrant's financial statements (collectively "Reportable Events").

          During the year ended December 31, 1995, and the period from January 1, 1996 to January 31, 1997, neither the Registrant, nor anyone on its behalf, consulted BDO on (i) the application of accounting principles to a specified transaction, either completed or proposed; the type of audit opinion that might be rendered on the Registrant's financial statements; or (iii) any matter that was either the subject of a Disagreement or a Reportable Event.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The directors and executive officers of the Registrant are as follows:


NAME                       AGE               POSITIONS HELD
----                       ---               --------------
Mark Beychok               39         President, CEO and a Director
Donald Wohl                61         Director
Paul Hermis                30         Director
Benjamin Tabatchnick       44         Director
John Coppolino             37         Vice President


          Mark Beychok was elected President and a Director of the Company in
          ------------
September of 1993, and has been Chief Executive Officer since February 1995. Mr. Beychok is a private investor with fifteen years experience in the food industry as an owner and operator of various food manufacturing marketing and distribution companies.

          Donald Wohl was elected a Director of the Company in November of 1993.
          -----------
Mr. Wohl is a private investor and financial consultant who has been advising small growth companies for over 30 years. Mr. Wohl is also on the board of Koo Koo Roo, Inc., a NASDAQ listed company which operates a chain of restaurants.

          Paul S. Hermis was elected a Director of the Company in February 1997.
          --------------
Mr. Hermis is a co-creator, owner and founder of The Personal Edge, Body Friendly Program and has over ten years experience in the wellness and nutritional management industry. Mr. Hermis received a doctorate in education and institutional management from Pepperdine University.

          Benjamin Tabatchnick was elected a Director of the Company in February
          --------------------
1997. Since January 1990, Mr. Tabatchnick has owned and operated Tabatchnick's Fine Foods (and predecessors), a privately held concern, which manufactures and distributes its own trademarked line of frozen soups, and manufactures frozen and refrigerated foods for others on a contract basis.

          John Coppolino became Vice President during August 1996.  Mr.
          --------------
Coppolino has over ten years experience in the food industry, including experience as a food broker and in product manufacture. Mr. Coppolino graduated from the Pennsylvania State University School of Business in 1983 with a degree in Business Logistics.

          The Registrant intends to hold a shareholder meeting during 1997, at which the entire Board of Directors will be chosen. Pursuant to the Certificate of Incorporation of the Registrant, the Board of Directors is divided into three classes as nearly equal in number as possible, with the term of each class to expire every three years. There are no family relationships among any officers and directors. Directors did not receive compensation for their services as directors in 1996.

Section 16(a):  Compliance

          John Coppolino was appointed a Vice President of the Company during August 1996; and, through an oversight, did not file a Form 3 in a timely manner. Such form will be filed during April 1997. The Company believes that this oversight was an isolated incident, which will not recur. Mr. Coppolino has not purchased or sold any securities of the Company since being appointed an officer.

ITEM 10:  EXECUTIVE COMPENSATION

          Mr. Westlund, a former officer and director of the Company, signed an employment agreement with the Registrant on December 1, 1993. The terms of that employment agreement are described below. Such employment agreement was terminated upon Mr. Westlund's resignation as an officer of the Company in March 1995. Mr. Westlund and the Company entered into a consulting agreement, dated as of March 1, 1995, where under Mr. Westlund was engaged as a consultant to the Company through November 30, 1995, with monthly fees of $12,500; and, provided for offsets against such consulting fees equal to Mr. Westlund's outstanding obligations to the Company. Among other things, the consulting agreement provided that, if the new Chief Executive Officer of the Company deferred a portion of his compensation under his employment agreement, then Mr. Westlund would also defer the same portion of his consulting fees under the agreement.
On November 30, 1995, the Company and Mr. Westlund executed a letter agreement settling their respective obligations under Mr. Westlund's consulting agreement, modifying Mr. Westlund's remaining stock options to delete certain anti-dilution provisions and releasing each other from all prior obligations. The Company has fulfilled all of its obligations to Mr. Westlund under such letter agreement.

          Mr. Benz, a former officer and director of the Company, signed an employment agreement with the Registrant on December 1, 1993. The terms of that employment agreement are described below. Effective April 1, 1994, Mr. Benz resigned as an officer and a director of the Company and during 1994 the Company and Mr. Benz executed a Separation and Release Agreement, dated as of December 1, 1994 (the "Separation Agreement"). The Separation Agreement provided that the remaining 80,000 options at $5.00 (as adjusted for the reverse stock split effected in 1996) granted to Mr. Benz under his employment agreement would immediately vest and the exercise price of 25,000 of such options would be reduced from $5.00 to $2.00 (as adjusted for the reverse stock split effected in 1996). The revision to the exercise price was reflected as expense in the Company's financial statements for the year ended December 31, 1994. In addition, the 25,000 options granted to Mr. Benz in September 1993, were amended to provide that the inherent value of the option, based on the then market price of the common stock, could be utilized to exercise such options. Mr. Benz was to receive a lump sum of $15,000 in settlement of his employment agreement and was retained as a consultant at the rate of $3,500 per month for a period of seven months. During 1995, the Company and Mr. Benz executed a letter agreement where under the moneys owed to the Company by Mr. Benz were offset against amounts owed to Mr. Benz under the consulting arrangement and the balance was applied to the exercise of certain options held by Mr. Benz.

          On December 1, 1993, the Registrant entered into a three-year employment agreement with each of Steven Westlund, Peter Benz and Mark Beychok. The aggregate total of these agreements provides for an annual base salary of $150,000 in the case of each of Mr. Westlund and Mr. Beychok; and, $120,000 in the case of Mr. Benz plus a bonus in an amount equal to 25% of the Registrant's
pre-tax profits, but not more than 20% of the base salary.   The agreements
provide that they shall automatically renew for successive three year terms unless terminated by either party six months prior to the expiration of their term. Except for cause, as defined in the agreements, the Registrant may not terminate the agreements during the first eighteen months of their initial term and, upon any termination after the initial eighteen months, must pay the employee six months salary. Each agreement provided for the grant to the employee of an option to purchase 100,000 shares of common stock at $5.00 per share (as adjusted for the reverse stock split effected in 1996). The option was vested as to 50,000 shares upon grant and vested as to an additional 25,000 shares on December 31, 1994, and as to the final 25,000 shares on June 30, 1995, conditioned only on continued employment by the Registrant. Each agreement provides that the Registrant will obtain $1,000,000 of life insurance on the employee, the proceeds of which will be split equally between the employee's beneficiary and the Registrant.

          In December, 1995, in recognition of Mr. Beychok's deferral of his compensation during 1995, and his assuming additional responsibilities within the company, Mr. Beychok's employment agreement was amended to grant him an additional 62,500 five-year options with an exercise price of $3.00 (as adjusted for the reverse stock split effected in 1996), a price equal to the offering price in the Company's then on-going private placement. In November, 1995, certain employees and consultant's to the Company, including Mr. Beychok, agreed to convert their accrued salary, accrued consulting fees and accrued expense reimbursements to stock and options on the same terms as the Company's on-going equity bridge financing. The Company's Board of Directors approved this transaction in December 1995. In such connection, Mr. Beychok converted $45,821 of accrued salary into 19,092 shares; 9,547 options with an exercise price of $4.50; and, 9,547 options with an exercise price of $6.00.

          In August 1996, the Company entered into an employment agreement with John Coppolino, which was dated January 1, 1996. Under his agreement, which is for a one year term, two one year renewal terms at the option of the Company, Mr. Coppolino received an initial salary of $102,000; and, is entitled to annual increases of 5-6% based on increases in the cost of living. Mr. Coppolino's employment agreement provided for the grant of 225,000 options, expiring December 31, 2000 for the purchase of common stock at $3.00 (as adjusted for the reverse stock split effected in October 1996). Of these options: (i) 56,250 have vested (ii) 56,250 have lapsed and (iii) 56,250 will vest on each of January 1, 1998 and January 1, 1999, subject to the Company meeting certain performance criteria.

          The following table sets forth certain information with respect to the compensation paid by the Company to Messrs. Beychok and Coppolino (the "named individuals") during 1996:

                           SUMMARY COMPENSATION TABLE

PRINCIPAL
POSITION &
COMP. NAME         YEAR    SALARY      OTHER       ALL OTHER
----------         ----    ------     -------      ---------

CEO
Mark Beychok        1996   $137,500   $12,500(1)   $8,864(2)

Vice
President
John Coppolino      1996     72,000    14,500(3)   $9,000(4)

(1) A portion of Mr. Beychok's salary was deferred in 1996 and was applied as an offset against a note receivable in 1997.
(2)  Comprised of $8,204 car allowance and $660 in medical insurance benefits
(3) Mr. Coppolino deferred a portion of his salary and exercised stock options in 1996.
(4)  Comprised of $9,000 car allowance.

STOCK OPTION PLAN

          The Registrant adopted its 1989 Stock Option Plan (the "1989 Plan") pursuant to which 12,500 shares of common stock (as adjusted for the reverse stock split effected in 1996) were reserved for issuance upon the exercise of options. Options granted under the 1989 Plan may, at the discretion of the Board, be incentive stock options ("ISOs") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended ("Code"), or non-incentive stock options. In June 1991, the Board of Directors approved an increase in the number of options available for grant under the 1989 Plan to 50,000 (as adjusted for the reverse stock split effected in 1996). No options are outstanding under this plan.

          In 1995, the Registrant adopted a the 1995 Stock Option Plan pursuant to which 2,000,000 shares of Common Stock (as adjusted for the reverse stock split effected in 1996) were reserved for issuance upon the exercise of options (the "1995 Plan"). The 1995 Plan is similar to the 1989 Plan in many respects and in the discussion below, each is referred to as a "Plan" and they are collectively referred to as the "Plans".

          Under the terms of the Plans, all directors, officers and key employees of, and consultants to, the Registrant and all its subsidiaries are eligible for option grants. The Board determines, at its discretion, which persons will receive option grants, the number of shares subject to each option, the exercise price, which may not be less than the par value of the shares subject to the option, except that in the case of ISOs, the exercise price must be at least one hundred percent (100%) of the fair market value of the optioned shares on the date of grant, or one hundred and ten percent (110%) of such fair market value if the optionee is the owner of more than ten percent (10%) of the total combined voting power of all classes of voting stock of the Registrant (a "10% Holder"), and the term (which may not be more than ten (10) years from the date of grant, or five (5) years in the case of an ISO granted to a 10% holder) thereof. The Plans permit options granted thereunder to be exercised by the tender of shares of common stock having a fair market value equal to the exercise price of such option.

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

          During 1995 Mr. Beychok was granted an aggregate of 687,500 options under the 1995 Plan with an exercise price of $3.00 (as adjusted for the reverse stock split effected in October 1996). During 1996 Mr. Beychok was granted 3,703 options with an exercise price of $4.50 and 3,703 options with an exercise price of $6.00 (as adjusted for the reverse stock split affected in October 1996).

          The following chart sets certain information with respect to option exercises during 1996 by the named individuals:

                                                                    Number of Securities           Value of Unexercised
                                                                        Underlying                     In-the-Money
                                                                       Unexercised                   Options/SAR's at
                                                                    Options/SAR's at                    FY-End
                              Shares Acquired                       FY-End Exercisable/               Exercisable/
Name                           on Exercise       Value Realized       Unexercisable                   Unexercisable
----                          ---------------    --------------     --------------------           --------------------
Mark Beychok                      -0-                $-0-             430,969/699,719                     $ -0-
John Coppolino                 11,834                $-0-              59,000/221,833                     $ -0-

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth the ownership of the common stock by each director and by entities or persons known to the Registrant to own beneficially in excess of 5% of such stock and by all officers and directors as a group, as of March 31, 1997. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.


NAME AND ADDRESS               NUMBER OF SHARES
OF BENEFICIAL OWNER             OF COMMON STOCK         PERCENTAGE OF
IDENTITY OF GROUP             BENEFICIALLY OWNED    BENEFICIAL OWNERSHIP
---------------------------   -------------------   ---------------------
Mark Beychok (1)                      465,572 (2)                   8.3 %

Donald Wohl (1)                       100,000 (3)                   1.9 %

Paul S. Hermis (1)                    100,000 (4)                    1.9%

Benjamin Tabatchnick (1)              100,000 (4)                    1.9%

John Coppolino (1)                     57,666 (5)                    1.1%

ALL DIRECTORS AND OFFICERS AS A
 GROUP. (5 persons) (2)(3)(4)
 and (5)                              832,230

(1) The address of these persons is 1800 Avenue of the Stars, Suite 480, Los Angeles, California 90067.

(2) Includes (i) 62,500 shares underlying a currently exercisable option with an exercise price of $3.00 per share, which expires on December 16, 2000;
     (ii) 15,000 shares underlying a currently exercisable option with an exercise price of $2.00 per share which expires on September 29, 1998;
     (iii) 100,000 shares underlying a currently exercisable option with an exercise price of $5.00 per share which expires on November 15, 1998; (iv) 100,000 shares underlying the currently exercisable portion of a stock option, expiring December 16, 2000, which has an exercise price of $3.00 per share (but does not include 50,000 shares underlying such option which are not currently exercisable); (v) 9,547 shares underlying a currently exercisable option with an exercise price of $4.50 per share which expires January 7, 1998; (vi) 9,547 shares underlying a currently exercisable option with an exercise price of $6.00 per share which expires July 7, 1998; and (v) includes 134,375 shares underlying the currently exercisable portion of a stock option, expiring December 16, 2000, which has an exercise price of $3.00 per share (but does not include 134,375 shares underlying such stock option which are not currently exercisable and become exercisable on January 1, 1998, subject to the Company meeting certain performance criteria).

(3) Includes 100,000 shares underlying the currently exercisable portion a stock option, expiring December 16, 2000, which has an exercise price of $3.00 per share (but does not include 50,000 shares underlying such stock option which are not currently exercisable). Does not include any shares owned by ATCOLP Partners, L.P., a California limited partnership in which Mr. Wohl is the general partner.

(4) Each of Messrs. Tabatchnick and Hermis holds a currently exercisable option for the purchase of 50,000 shares at $.875 and has entered into a consulting agreement which provides for the issuance of 50,000 shares, subject to forfeiture if certain performance standards relating to sales into certain markets are not met.

(5) Includes (i) 56,250 shares underlying a currently exercisable option with an exercise price of $3.00 per share, which expires on December 16, 2000, (but does not include 112,500 shares underlying such options, which are not currently exercisable); (ii) includes 1,375 shares underlying a currently exercisable option with an exercise price of $4.50, which expires January 7, 198; and (iii) includes 1,375 shares underlying a currently exercisable option with an exercise price of $6.00, which expires July 7, 1998.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In September of 1993, Mr. Westlund, Mr. Beychok and Mr. Benz (who was then an officer and a director) each purchased 12,500 shares of the Registrant's common stock at $.10 per share. Payment for such shares was made by each of Messrs. Westlund, Beychok and Benz delivering a promissory note in the amount of $24,975 and paying $25 in cash. The notes bore interest at 8% per annum and were callable at the option of the Company during the period August 15 to September 15 in each year. Such notes were offset against moneys due to Messrs. Benz and Westlund under their settlement agreements with the Registrant relating to their employment agreements. Mr. Beychok's note was offset against accrued salary at about the same time. See, "Item 10: Executive Compensation".

          The Registrant has employment agreements with Mark Beychok and John Coppolino and had employment agreements, consulting agreements and settlement agreements with certain of its former officers. See "Item 10-Executive Compensation"

          In April, 1997, the Registrant agreed in principal with ATCOLP INVESTMENT PARTNERS, a California Limited Partnership (the "Lender), in which Donald Wohl, a Director of the Registrant, is the general partner, for a loan in the amount of $300,000 (the "Loan"), to fund the payment of legal fees in connection with the Registrant's arbitration against The Keebler Company. See "Item 3 - Legal Proceedings." The loan will be evidenced by a note which bears interest at the lesser of 15% per annum or the highest rate allowed by law with recourse solely to the net proceeds of the arbitration, if any. If the Registrant does not realize any net proceeds from the arbitration, the Loan will be canceled and the Lender will receive a warrant for the purchase of 400,000 shares of the Registrant's Common Stock at $.01 per share. If the Loan is repaid through the application of the net proceeds of the arbitration, the Lender will receive warrants for the purchase of 200,000 shares of Common Stock at $.01 per share and a percentage of net proceeds of the arbitration equal to 15% of the first $1,000,000 of net proceeds, but not less than $100,000; 20% of the net proceeds greater than $1,000,000 and less than $3,000,000; and, 25% of net proceeds above $3,000,000. The Loan was approved by the disinterested members of the Registrants Board of Directors, and was on terms no less favorable to the Registrant than were available from non-affiliated lenders.

                                    PART IV


ITEM 13:  EXHIBITS LIST AND REPORTS ON FORM 8-K.
          --------------------------------------

     (a) Exhibits List
         -------------

     3.l     Certificate of Incorporation of Registrant*
     3.2     By-laws of Registrant*
     3.3 Agreement and Plan of Merger between the Registrant and Vitafort International Corporation, a California corporation*
     3.4     Certificate of Designation  Series A Preferred Stock*****
     3.5     Certificate of Designation  Series B Preferred Stock*****
     3.6 Certificate of Amendment to the Certificate of Incorporation, November 1991*****
     3.7     Certificate of Designation  Series C Preferred Stock*****
     3.8 Certificate of Amendment to the Certificate of Incorporation, filed February 8, 1994 ******
     3.9     Certificate of Designation - Series D Preferred Stock******
     3.10 Certificate of Amendment to the Registrant's Certificate of Incorporation, filed November, 1995. Incorporated by reference to Exhibit 4.10 filed with the Registrant's Registration Statement on Form S-8 filed January 25, 1996
               File Number 33-300435 (the " January 1996 S-8").
     3.11    Certificate of Elimination - Series A Preferred Stock.
               Incorporated by reference to Exhibit 4.24 to the Registrant's Registration Statement on Form S-8 Filed May
               22, 1996 File Number 333-04271 (the "May 1996 S-8").

     3.12 Certificate of Elimination - Series D Preferred Stock. Incorporated by reference to Exhibit 4.25 to the May 1996 S-8.
     3.13 Certificate of Amendment to the Registrant's Certificate of Incorporation, filed October 4, 1996. Incorporated by reference to Exhibit 4.29 to the Registrant's Registration Statement on Form S-8 Filed December 12, 1996, File Number 333-17763 (the "December 1996 S-8").

     4.1     Specimen Stock Certificate (Filed Herewith)
     4.2     Specimen Redeemable Common Stock Purchase Warrant*
     4.3     Form of Warrant Agreement*
     4.4     Proposed form of Underwriters Warrant Agreement*
     4.6     Warrant Extension Agreement, December 18, 1992*****
     4.7     Warrant Extension Agreement, December 18, 1994******
     4.8     Warrant Extension Agreement, January 18, 1995******
     4.9     Warrant Extension Agreement, April 3, 1995******
     4.10 Warrant Extension Agreement, May 3, 1995. Incorporated by reference to Exhibit 4.18 to the January 1996 S-8.

     4.11 Warrant Extension Agreement, June 15, 1995. Incorporated by reference to Exhibit 4.19 to the January 1996 S-8.
     4.12 Warrant Extension Agreement, July 17, 1995. Incorporated by reference to Exhibit 4.20 to the January 1996 S-8.
     4.13 Warrant Extension Agreement, August 16, 1995. Incorporated by reference to Exhibit 4.21 to the January 1996 S-8.
     4.14 Warrant Extension Agreement, December 31, 1995. Incorporated by reference to Exhibit 4.21 to the January 1996 S-8.
     4.15 Warrant Extension Agreement, April 30, 1996. Incorporated by reference to Exhibit 4.23 to the May 1996 S-8.
     4.16 Warrant Extension Agreement, July 31, 1996. Incorporated by reference to Exhibit 4.26 to the December 1996 S-8.
     4.17 Warrant Extension Agreement, September 30, 1996. Incorporated by reference to Exhibit 4.27 to the December 1996 S-8.
     4.18 Warrant Extension Agreement, November 11, 1996. Incorporated by reference to Exhibit 4.28 to the December 1996 S-8.

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

     10.12 Whole Salmon Joint Development and Marketing Agreement, dated as of September 26, 1989, between Nutrifish Corporation and Norwegian Seafoods, Inc.*
     10.13 Employment Agreement, dated September 13, between the Registrant and Barry K. Saltzman*
     10.14 Employment Agreement, dated September 13, between the Registrant and Jeffrey Lewenthal*
     10.15   The Registrant's 1989 Stock Option Plan*
     10.16 Stock Option Agreement, dated as of July 17, 1989 between the Registrant and Jeffrey Lewenthal*
     10.17 Secrecy Agreement, dated as of May 2, 1986, between the Registrant and Hoffman-LaRoche, Inc.*
     10.18 Joint Venture Agreement, dated September 29, 1989, between the Registrant and Agrolife Technologies, Inc.*
     10.19 Consulting Agreement, dated September 13, 1989, between the Registrant and Randall S. Reis*
     10.20   Loan Agreement, dated June 15, 1989, between Union Bank and Joseph
               R. Daly*
     10.21   Form of Employee Confidentiality Agreement.**
     10.23 Form of Escrow Agreement by and among the Registrant, Gilford Securities Corp., and certain stockholders of Registrant*
     10.24 Promissory Note, made November 21, 1989, by Nutrifish Corporation and payable to Joseph R. Daly*
     10.25 Right of First Refusal Agreement, dated November 21, 1989, between Nutrifish Corporation and Joseph R. Daly*
     10.26 Production License Agreement for Nutrifish Norwegian Salmon, dated February 2, 1990, between Nutrifish Corporation and
               Norwegian Seafoods, Inc.**
     10.27 Test Market Agreement, dated December 19, 1989, between International Multifoods Corporation and the Registrant.**
     10.28 Amendment, dated as of December 19, 1989, to the Product Development Agreement between International Multifoods Corporation and the Registrant.**
     10.29 Consulting Agreement, dated February 21, 1990, between the Registrant and Joseph R. Daly.**
     10.30 License Agreement between the Registrant and Nulaid Foods, Inc., dated April 30, 1990.**
     10.31 License Agreement between the Registrant and Vitafort Latin America, dated July 30, 1990.**
     10.32 Termination Agreement between the Registrant and Jeffrey D. Lewenthal, dated September 12, 1990.**
     10.33 Settlement Agreement and Full Release between Nicholas J. Caputo and Registrant, dated October 4, 1990.**
     10.34 Employment Agreement between the Registrant and Stephen D. Clow, dated December 1, 1990.**

     10.35 Employment Agreement between the Registrant and Frank A. Corsini, dated January 2, 1991.**
     10.36 Stock Option Agreement between the Registrant and Stephen D. Clow, dated January 2, 1991.**
     10.37 Stock Option Agreement between the Registrant and Frank A. Corsini, dated January 2, 1991.**
     10.38 Letter Agreement, dated February 1, 1991, amending Consulting Agreement between the Registrant and Joseph R. Daly.**
     10.39 Letter Agreement, dated March 12, 1991, between the Registrant and Joseph R. Daly regarding debt reorganization.**
     10.40 Consulting Agreement between Norman Kretchmer, M.D., Ph.D., and the Registrant, dated December 20, 1988.**
     10.41 Settlement Agreement between the Registrant and PowerBurst Corporation, dated September 23, 1991.**
     10.42 Subscription Agreement between the Registrant and Societe Anonyme Financier Industrielle et Garantie, dated November 1, 1991. Incorporated by reference to Exhibit 1 to the Registrant's Report on Form 8-K dated November 1, 1991.
     10.43 Exclusive Distribution Agreement between Registrant and Chicago Fish House, dated June 13, 1991.**
     10.44   Larry Lucas Settlement Agreement, dated March 25, 1993.*****
     10.45   Frank Corsini, Separation Agreement, dated May 18,  1993.*****
     10.46 Agreement dated October 5, 1993 between the Registrant and Second Nature Technologies, Inc.***
     10.47   Food and Beverage Technology Agreement***
     10.48 Asset Purchase and Sale Agreement, dated as of June 7, 1993 by and among Crystal Clear Farms, Inc., a Maine corporation, the Registrant and Salmon Distribution Subsidiary, Inc. a Maine corporation which was formerly known as Crystal Clear Farms, Inc.****
     10.49 Temporary Operating Agreement dated June 7, 1993 by and among Samuel L. Thompson & Associates, Inc., a Maine corporation, the Registrant and Crystal Clear Farms, Inc. a Maine corporation (now known as Salmon distribution Subsidiary, Inc.)****
     10.50 Non-Competition Agreement dated July 27, 1993 by and between the Registrant and Crystal clear farms, Inc., a Maine corporation.****
     10.51 Employment Agreement dated as of November 29, 1993, between the Registrant and Steven Westlund. Incorporated by reference to exhibit 99.01 to Form S-8 filed by the Registrant on March 4, 1994 (the "1994 S-8").
     10.52 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Steven Westlund. Incorporated by reference to exhibit 99.02 to the 1994 S-8.
     10.53 Stock Option Agreement dated as of September 15, 1993 between the Registrant and Steven Westlund. Incorporated by reference to exhibit 99.03 to 1994 S-8.

     10.54 Employment Agreement dated as of November 29, 1993 between the Registrant and Peter Benz. Incorporated by reference to exhibit 99.04 to 1994 S-8.
     10.55 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Peter Benz. Incorporated by reference to exhibit 99.05 to 1994 S-8.
     10.56 Employment Agreement dated as of November 29, 1993 between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.06 to the 1994 S-8.
     10.57 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Mark Beychok. Incorporated by reference to exhibit  99.07 to the 1994 S-8.
     10.58 Stock Option Agreement dated as of September 15, 1993 between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.08 to the 1994 S-8.
     10.59 Consulting Agreement dated as of November 29, 1993 between the Registrant and Herman Jacobs. Incorporated by reference to exhibit 99.09 to 1994 S-8.
     10.60 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Herman Jacobs. Incorporated by reference to exhibit 99.10 to the 1994 S-8.
     10.61 Vitafort International Corporation 90 Day Operating Plan. Incorporated by reference to exhibit 99.21 to the 1994 S-8.
     10.62 Stock Option Agreement, dated September 15, 1993, between the Registrant and Stanley J. Pasarell. Incorporated by reference to exhibit 99.22 to the 1994 S-8.
     10.63 Separation and Release Agreement, dated as of December 1, 1994, between the Registrant and Peter Benz. ******
     10.64 Letter Agreement, dated September 14, 1995, between the Registrant and Peter T. Benz. Incorporated by reference to the like numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1995.
     10.65 Consulting Agreement and Mutual Release, dated as of March 1, 1995, between the Registrant and Steven R. Westlund. Incorporated by reference to the like numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1995.
     10.66 Letter Agreement, dated November 30, 1995, between the Registrant and Steven Westlund. Incorporated by reference to the like numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1995.
     10.67 The Vitafort International Corporation 1995 Stock Option Plan. Incorporated by reference to exhibit 99.01 to the January
               1996 S-8.
     10.68 Form of Option granted to directors under The Vitafort International Corporation 1995 Stock Option Plan and schedule of grants to directors. Incorporated by reference to exhibit 99.02 to the January 1996 S-8.

     10.69 Employee Option granted to Mark Beychok under The Vitafort International Corporation 1995 Stock Option Plan.
               Incorporated by reference to exhibit 99.03 to the January
               1996 S-8.
     10.70 Amendment, dated December 16, 1995, to the Employment Agreement between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.10 to the January 1996 S-8.
     10.71 Option Agreement, dated December 16, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit
               99.11 to the January 1996 S-8.
     10.72 Conversion Agreement, dated as of December 30, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.20 to the January 1996 S-8.
     10.73 Class A Option Agreement, dated as of December 30, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.21 to the January 1996 S-8.
     10.74 Class B Option Agreement, dated as of December 30, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.22 to the January 1996 S-8.
     10.75 Conversion Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
               Exhibit 9.18 to the May 1996 S-8.
     10.76 Class A Option Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
               Exhibit 9.19 to the May 1996 S-8.
     10.77 Class B Option Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
               Exhibit 9.20 to the May 1996 S-8.
     10.78 Employment Agreement, between the Registrant and John Coppolino. Filed Herewith.
     10.79 Foreclosure Purchase Agreement related to the Acquisition of assets of Auburn Farms, Inc. Incorporated by reference to
               Exhibit 1 to the Registrant's Form 8-K, dated May 2, 1996.
     10.80 Loan and Security Agreement, dated August 15, 1996, between the Registrant and Coast Business Credit, a division of Southern Pacific Thrift & Loan Association. Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K, dated August 15, 1996.
     10.81 Agreement, dated as of July 10, 1996, between the Registrant and Second Nature Technologies, Inc. (Filed Herewith).
     22.     Subsidiaries of the Registrant:
               The Registrant does not have any significant subsidiaries.
     23.     Consent of BDO Seidman LLP (Filed Herewith)
     23.1    Consent of KMPG Peat Marwick, LLP (Filed Herewith)

* Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form S-18, file number 33-31883.

** Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1990 and 1989 Form 10-K's.

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


(b)  Reports on Form 8-K
     -------------------

     None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereby, duly authorized.

VITAFORT INTERNATIONAL CORPORATION


By:          /s/ Mark Beychok
   ----------------------------------------
          Mark Beychok, President

LOS ANGELES, California
Date:  April 15, 1997

Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                           TITLE(S)                         DATE
----                           --------                         ----


/s/ Mark Beychok           President and CEO               April 15 1997
------------------------   (Principal Executive,
Mark Beychok               Accounting and Financial
                           Officer)


/s/ Donald Wohl
------------------------   Director                        April 15, 1997
Donald Wohl


/s/ Paul Hermis
------------------------   Director                        April 15, 1997
Paul Hermis


/s/ Benjamin Tabatchnick
------------------------   Director                        April 15, 1997
Benjamin Tabatchnick

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants -
     BDO Seidman LLP                                                     F-2

Independent Auditors' Report - KPMG Peat Marwick LLP                     F-3

Consolidated Balance Sheets - December 31, 1996 and 1995                 F-4

Consolidated Statement of Operations -
     Years Ended December 31, 1996 and 1995                              F-6

Consolidated Statement of Stockholders' Equity (Deficit) -
     Years Ended December 31, 1996 and 1995                              F-7

Consolidated Statement of Cash Flows -
     Years Ended December 31, 1996 and 1995                              F-8

Summary of Accounting Policies                                           F-10

Notes to Consolidated Financial Statements                               F-13

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



    Board of Directors and Stockholders
    VITAFORT INTERNATIONAL CORPORATION
    AND SUBSIDIARIES
    Los Angeles, California

    We have audited the accompanying consolidated balance sheets of Vitafort International Corporation and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vitafort International Corporation and Subsidiaries at December 31, 1996, and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered from recurring losses from operations, including a net loss of $8,122,815 for the year ended
    December 31, 1996, and has negative working capital of $875,965 as of December 31, 1996, and a net capital deficiency of $152,498. The Company has also been slow and is delinquent in paying its accounts payable and other obligations. These factors raise substantial doubt about its ability to continue as a going concern. There is no assurance that the Company will be able to realize its recorded assets and liquidate its liabilities in the normal course of business. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                BDO SEIDMAN, LLP
    Los Angeles, California
    April 14, 1997

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
VITAFORT INTERNATIONAL CORPORATION
  AND SUBSIDIARIES:

We have audited the accompanying consolidated balance sheet of Vitafort International Corporation and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitafort International Corporation and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                               /s/ KPMG Peat Marwick LLP

Los Angeles, California
February 16, 1996

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                           1996          1995
                                                        -----------   -----------
Assets (Notes 1 and 4)

Current assets:
 Cash and cash equivalents                              $  188,867    $1,316,406
 Accounts receivable - trade, net of allowance for
  doubtful accounts of $79,994 and $45,650
  in 1996 and 1995, respectively                           430,789        39,423
 Notes receivable                                           56,000        19,778
 Other receivables                                           4,464       147,974
 Inventory                                                 361,196       680,876
 Prepaid and other current assets                          271,731       365,117
                                                        ----------    ----------

     Total current assets                                1,313,047     2,569,574
                                                        ----------    ----------

Fixed assets (Note 5):
 Manufacturing equipment                                   290,912       165,931
 Furniture and office equipment                            105,160        82,465
 Computer equipment                                        173,294       148,074
                                                        ----------    ----------

                                                           569,366       396,470

 Less accumulated depreciation                            (231,592)     (139,991)
                                                        ----------    ----------

     Net fixed assets                                      337,774       256,479
                                                        ----------    ----------

 Intangible assets                                         481,254        70,000
 Other assets                                                  --        355,494
 Less accumulated amortization                             (95,561)      (67,703)
                                                        ----------    ----------

     Net intangible and other assets                       385,693       357,791
                                                        ----------    ----------

                                                        $2,036,514    $3,183,844
                                                        ==========    ==========

 See accompanying summary of accounting policies and notes to consolidated and financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                                   1996            1995
                                                              ------------     -------------
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
 Notes payable (Note 4)                                       $    440,022     $     75,000
 Accounts payable - trade                                          921,919          236,927
 Accrued expenses (Note 3)                                         789,212          636,514
 Current maturities of long-term debt (Note 5)                      37,859          174,364
 Other current liabilities                                             --           150,000
                                                              ------------     ------------
      Total current liabilities                                  2,189,012        1,272,805

Long-term debt, exclusive of current maturities (Note 5)               --            34,548
                                                              ------------     ------------
     Total liabilities                                           2,189,012        1,307,353
                                                              ------------     ------------
Commitments and contingencies (Notes 10 and 12)

Stockholders' equity (deficit) (Notes 7, 8 and 13):
 Series B, 10% Cumulative Convertible Preferred Stock,
  $.01 par value; authorized 110,000 shares; issued
  and outstanding 1,000 and 1,500 shares at December 31,
  1996 and 1995, respectively; aggregate liquidation
  preference of $50,000 and $75,000 at December 31,
  1996 and 1995, respectively                                           10               15
 Series C, Convertible Preferred Stock, $.01 par value;
  authorized 450 shares; issued and outstanding 50 shares
  at December 31, 1996 and 1995; aggregate liquidation
  preference of $1 at December 31, 1996 and 1995                         1                1
 Subscribed stock, 303,406 shares at December 31, 1996
  and 1,229,474 shares at December 31, 1995                        341,331        3,418,196
 Notes receivable on subscribed common stock
 Common stock, $.0001 par value, authorized 9,000,000
  and 9,000,000 shares at December 31, 1996 and 1995,
  respectively; issued and outstanding 5,133,665 and
  1,911,185 shares at December 31, 1996 and 1995,
  respectively                                                       8,886            3,823
 Additional paid-in capital                                     20,547,753       11,382,120
 Accumulated deficit                                           (21,050,479)     (12,927,664)
                                                              ------------     ------------

     Total stockholders' equity (deficit)                         (152,498)       1,876,491
                                                              ------------     ------------
                                                              $  2,036,514     $  3,183,844
                                                              ============     ============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         December 31,
                                                      1996             1995
                                                   ------------    ------------
Revenues:
 Product sales                                     $  5,560,367    $ 2,434,811
 Sales discounts and allowances                        (275,218)      (119,660)
                                                   ------------    -----------

     Net revenues                                     5,285,149      2,315,151

Cost of sales                                         6,870,120      1,482,326
                                                   ------------    -----------

     Gross profit (loss)                             (1,584,971)       832,825
                                                   ------------    -----------

Operating expenses:
 Research and development                               737,044        378,602
 Marketing                                            3,029,480      1,417,645
 Selling, general and administrative                  2,721,321      1,714,424
                                                   ------------    -----------

     Total operating expenses                         6,487,845      3,537,671
                                                   ------------    -----------

     Loss from operations                            (8,072,816)    (2,704,846)

Interest income                                          49,319         19,778
Interest expense                                        (50,509)      (126,290)
Other income expense                                    (45,650)           677
                                                   ------------    -----------

     Loss before income taxes                        (8,119,656)    (2,810,681)

State income taxes (Note 6)                               3,159          1,600
                                                   ------------    -----------

     Net loss                                      $ (8,122,815)   $(2,812,281)
                                                   ------------    -----------

Net loss per common share                          $      (1.59)   $      (.10)
                                                   ============    ===========

    See accompanying summary of accounting policies and notes to financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       Years Ended December 31, 1996 and 1995

                                    Series B
                                   Cumulative          Series C                      Notes
                                   Convertible        Convertible                Receivable on
                                 Preferred Stock    Preferred Stock                Subscribed                         Additional
                                -----------------   ---------------   Subscribed     Common         Common Stock        Paid-In
                                Shares    Amount    Shares   Amount     Stock        Stock        Shares     Amount     Capital
                                -------   -------   ------   ------   ---------- -------------  ----------   ------   ------------
Balance at January 1, 1995         100       $20         3       $1       74,925     (74,925)    1,201,305   $2,403   $ 9,722,557

Common stock issued for cash
 in bridge offering, net of
 commissions and offering
 costs                               -         -         -        -            -           -       260,417      521       563,439
Common stock subscribed in
 private placement, net of
 commissions and offering costs      -         -         -        -    1,530,249           -             -        -             -
Conversion of debt to equity         -         -         -        -    1,416,447      74,925       381,014      762     1,418,399
Conversion of preferred
 stock to common stock             (25)       (5)        -        -      372,500           -        48,014       96      (372,584)
Exercise of stock options            -         -         -        -       24,075           -        20,435       41        50,309
Net loss                             -         -         -        -            -           -             -        -             -
                                ------    ------    ------   ------    ---------   ---------    ----------   ------   -----------
Balance, December 31, 1995          75        15         3        1    3,418,196           -     1,911,185    3,823    11,382,120

Common stock issued from
 subscriptions                       -         -         -        -   (3,418,196)          -             -        -             -
Common stock issued in private
 placement, net of commissions
 and offering costs                  -         -         -        -            -           -     1,943,974    3,887     6,148,002
Conversion of debt to equity         -         -         -        -            -           -       133,333      267       399,733
Conversion of preferred stock to
 common stock                      (25)       (5)        -        -            -           -         2,500        5        14,994
Common stock-consulting              -         -         -        -      341,331           -       931,327      481     1,933,035
Exercise of stock options            -         -         -        -            -           -       211,346      423       669,869
Net loss                             -         -         -        -            -           -             -        -             -
                                ------    ------    ------   ------    ---------   ---------    ----------   ------   -----------
Balance, December 31, 1996          50       $10         3       $1    $ 341,331           -     5,133,665   $8,886   $20,547,753
                                ======    ======    ======   ======    =========   =========    ==========   ======   ===========

                                  Accumulated
                                    Deficit          Total
                                 ------------     -----------
Balance at January 1, 1995       $(10,115,383)    $  (390,395)

Common stock issued for cash
 in bridge offering, net of
 commissions and offering
 costs                                      -         563,960
Common stock subscribed in
 private placement, net of
 commissions and offering costs             -       1,530,249
Conversion of debt to equity                -       2,910,533
Conversion of preferred
 stock to common stock                      -               -
Exercise of stock options                   -          74,425
Net loss                           (2,812,281)     (2,812,281)
                                 ------------     -----------
Balance, December 31, 1995        (12,927,664)      1,876,491

Common stock issued from
 subscriptions                              -      (3,418,196)
Common stock issued in
 private placement, net of
 commissions and offering costs             -       6,151,889
Conversion of debt to equity                -         400,000
Conversion of preferred stock
 to common stock                            -          14,994
Common stock-consulting                     -       2,274,847
Exercise of stock options                   -         670,292
Net loss                           (8,122,815)     (8,122,815)
                                 ------------     -----------
Balance, December 31, 1996       $(21,050,479)    $  (152,498)
                                 ============     ===========

    See accompanying summary of accounting policies and notes to financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  December 31,
                                                              1996           1995
                                                          -----------    -----------
Cash flows from operating activities:
 Net loss                                                 $(8,122,815)   $(2,812,281)
 Adjustments to reconcile net loss to net cash
 and cash equivalents used in operating activities:
  Depreciation and amortization                               119,459         75,385
  Operating expenses paid with common stock                 1,933,035              -
  Change in assets and liabilities:
   (Increase) decrease in:
    Accounts receivable - trade, net                         (391,366)       111,514
    Inventory                                                 319,680       (490,126)
    Intangible assets                                         (55,760)             -
    Prepaid and other assets                                   93,386         52,125
    Notes receivable                                          (36,222)       (19,778)
    Other receivables                                         143,510       (147,974)
   Increase (decrease) in:
    Accounts payable - trade                                  684,993        (42,937)
    Accrued expenses                                          152,698        859,632
    Other current liabilities                                (150,000)       150,000
                                                          -----------    -----------
     Cash and cash equivalents used in operating
      activities                                           (5,309,402)    (2,264,440)
                                                          -----------    -----------
Cash flows from investing activities:
 Purchase of fixed assets                                    (172,896)       (92,767)

     Cash and cash equivalents used in investing
       activities                                            (172,896)       (92,767)
                                                          -----------    -----------
Cash flows from financing activities:
 Proceeds from notes payable                                  440,022      1,818,911
 Repayment of notes payable                                   (75,000)             -
 Repayment of long-term debt                                 (171,053)      (644,909)
 Proceeds from stock subscription                                   -      1,530,249
 Proceeds from issuance of common stock                     3,490,498        563,960
 Exercise of stock options                                    670,292         74,425
                                                          -----------    -----------
     Cash and cash equivalents provided by
      financing activities                                  4,354,759      3,342,636
                                                          -----------    -----------
     Increase (decrease) in cash and cash equivalents      (1,127,539)       985,429

Cash and cash equivalents at beginning of year              1,316,406        330,977
                                                          -----------    -----------
Cash and cash equivalents at end of year                  $   188,867    $ 1,316,406
                                                          ===========    ===========

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              December 31,
                                                           1996         1995
                                                        ----------   ----------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                              $   50,509   $  128,978
  Income taxes                                               2,854        1,600
                                                        ==========   ==========
Supplemental disclosure of non-cash investing and
 financing activities:
 Issuance of common stock for:
  Conversion of debt to equity                          $  400,000   $1,790,476
  Conversion of accrued interest                            44,998       29,427
  Common stock subscribed                                  341,331            -
  Conversion of preferred stock to common stock             14,999      372,488
  Payment of expenses                                    1,933,035      490,630
  Payment of consulting contract                                 -      600,000
 Prepayment of insurance with note payable                       -       90,303
                                                        ==========   ==========

    See accompanying summary of accounting policies and notes to financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, Nutrifish Corporation (90.5% owned as of December 31, 1996 and 1995) and Crystal Clear Farms. All material inter-company accounts and transactions have been eliminated.

Vitafort Latin America, a 50%-owned subsidiary, has had no operations since its incorporation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

Inventories consist of merchandise available for sale and packaging supplies, and are stated at the lower cost (first-in, first-out) or market.

FIXED ASSETS

Fixed assets are comprised of manufacturing equipment, furniture, office equipment and computer equipment and are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life of five years.

INTANGIBLE AND OTHER ASSETS

The Company capitalizes certain marketing and promotional costs incurred to develop a market for new as well as existing products throughout the United States. These costs are normally amortized over a 12-month period. Amortization of product introduction costs was $1,080,032 and $ -0- for the years ended December 31, 1996 and 1995, respectively.

Also included in intangible assets are debt issuance costs and customer lists which are recorded at cost. These intangible assets are being amortized on a straight-line basis over periods not exceeding five years, or the life of the loan, if debt.

Other assets consist of long-term consulting contracts with individuals for which the Company has advanced cash, or has issued common stock.

These costs are reviewed by management periodically and written down to the value of the future benefit expected to be derived.

REVENUE

Product sales and related costs are recognized when the Company's products are shipped from the contract manufacturer to the customer.

Royalty revenue is recognized as earned upon the sale of the end product to which the royalty relates.

IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121) establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

LOSS PER SHARE

Loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding of 5,133,665 and 1,467,648 in 1996 and 1995, respectively. Common stock equivalents, consisting of stock options and warrants, are anti-dilutive for 1996 and 1995. Dividends on Cumulative Preferred Stock are not material.

During the years ended December 31, 1996 and 1995, the Company satisfied certain obligations by issuing 507,500 and 894,189 shares of common and subscribed stock, respectively. In addition, during 1996 and 1995, 500 shares of Series B Preferred stock were converted to 49,998 and 64,284 shares of common stock, respectively. In 1995 the 673 shares of Series D Preferred stock that were previously outstanding were converted to 896,000 shares of common stock in negotiated conversions.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether or not it is more likely that the net deferred tax asset will be realized. The effect on deferred tax assets and liabilities of a change in the rates is recognized in income in the period that includes the enactment date.

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

STOCK COMPENSATION

As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FASB 123). FASB 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair-valued-based method of accounting had been applied. In accordance with FASB 123, the Company elected to continue to measure compensation cost under APB No. 25, "Accounting for Stock Issued to Employees," and comply with the pro forma disclosure requirements. Adoption of FASB 123 had no material impact on the Company's financial position or results of operations. Accordingly, pro forma disclosures of net loss and net loss per share are not presented.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

Vitafort International Corporation (the Company) was incorporated on September 28, 1990 in the State of Delaware to succeed to the business of a California corporation of the same name which was organized on February 7, 1986. The Company is presently engaged in formulating and marketing fat-free foods.

NOTE 2 - LIQUIDITY AND GOING CONCERN

The Company has suffered recurring losses from operations and has a negative working capital and net capital deficit as of December 31, 1996. While the Company has raised additional capital after year-end 1996, (see Note 13), it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet the working capital deficiency, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

NOTE 3 - ACCRUED EXPENSES

Accrued expenses as of December 31, 1996 and 1995 consist of the following:

                                              DECEMBER 31,
                                            1996        1995
                                          ---------   --------
   Accrued compensation                    $ 90,753   $ 36,120
   Accrued interest payable                     436      7,654
   Accrued financing fees                         -    209,893
   Accrued legal fees                       120,811     67,671
   Accrued public relations fees                  -      8,916
   Accrued freight and warehousing                -     26,592
   Accrued rent                                   -      6,000
   Accrued consulting fees                   13,500     18,053
   Other accrued expenses                   115,890    255,615
   Accrued advertising and promotion        447,732          -
                                           --------   --------

   Total accrued expenses                  $789,212   $636,514
                                           ========   ========

NOTE 4 - NOTES PAYABLE

In August 1994, the Company issued a $500,000, 5% convertible note due in February 1995. On November 12, 1995, the note and accrued interest on the note was converted into 216,000 shares of the Company's common stock using a $2.50 stock price. During 1995, the Company issued three $25,000 notes payable bearing interest at 10%, due January 1996. As of December 31, 1995, the aggregate balance of $75,000 is included within current liabilities in the accompanying consolidated balance sheets.

During 1995, the Company issued, as interim financing, and subsequently converted into subscribed stock, approximately $1,200,000 of notes payable. The notes were converted into common stock at $.15 per share, plus options, on December 29, 1995.

In August 1996, the Company entered into a revolving credit facility with a financing institution, that provides a credit line of up to $4,000,000 subject to certain covenants. Advances made to the Company under the facility are based on a certain percentage of eligible accounts receivable, as defined, and a certain percentage of eligible inventory, as defined, located in Ontario, California. The amount of inventory advances under the facility cannot exceed $500,000. The initial term of the facility ends August 1997, with automatic renews thereafter. Advances under the facility bear an interest rate at the Bank of America NT plus 3%, and are secured by a first priority lien on all of the Company's assets. Minimum interest charges after the first three months of the term are $10,000 per month for the next three months, and $15,000 per month thereafter. The Company paid $40,000 to the institution upon execution of the agreement, and $40,000 to a facilitator in connection with the placement of the loan. The Company is in violation of certain covenants with respect to working capital and tangible net worth requirements, and is under negotiation with the lender to modify the covenants. The Company classified the entire loan as a current liability.

NOTE 5 - LONG-TERM DEBT

The Company's long-term debt as of December 31, 1996 and 1995 consist of the following:

                                                                        DECEMBER 31,
                                                                      1996       1995
                                                                     -------   --------
10% note payable, due in monthly installments of $3,125
   plus interest through July 1996.                                  $     -   $ 23,876
14% note payable, due in monthly installments of $4,033,
   including interest, through October 1997, secured by certain
   of the Company's fixed assets                                      37,859     74,733
14% note payable, due in monthly installments of $5,000 plus
   interest, through April 1996                                            -     20,000
8% note payable, due in monthly installments of $5,091 plus
   interest, commencing January 1, 1995                                    -     90,303
                                                                     -------   --------

                                                                      37,859    208,912
Less current maturities                                               37,859    174,364
                                                                     -------   --------
                                                                     $     -   $ 34,548
                                                                     =======   ========


NOTE 6 - INCOME TAXES

As the Company has incurred significant operating losses since inception, its current tax provision has been limited to minimum California and Delaware tax payments.

The difference between the Federal income tax rate and the effective income tax rate on net loss from continuing operations is as follows:

                                                 1996                     1995
                                         ----------------------    -------------------
Expected Federal income tax rate         (35.0%)    ($2,843,000)   (35.0)%   $(983,738)
State income taxes, net of Federal
 income tax benefit                       (6.1)        (495,000)    (6.1)     (171,451)
Change in valuation allowance to
 income tax expense                       40.1        3,249,000     32.0       899,000
Expiration of state NOL's                    -                -      1.8        50,000
Adjustment of deferred tax assets            -                -      5.3       150,000
Other, net                                 1.0           86,000      2.0        54,590
                                         -----      -----------    ------    ---------
                                             -%     ($    3,000)       -%    $  (1,600)
                                         =====      ===========    ======    =========

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                    1996          1995
                                                 -----------   -----------
Deferred income tax assets:
 Net operating loss carry-forwards               $6,700,000    $4,850,000
 Tax credit carry-forwards                           36,000        36,000
                                                 ----------    ----------

     Total gross deferred income tax assets       6,736,000     4,886,000

 Less valuation allowance                         6,685,000     4,835,000
                                                 ----------    ----------

     Deferred income tax assets, net of
      valuation allowance                            51,000        51,000

Deferred income tax liabilities                     (51,000)      (51,000)
                                                 ----------    ----------

     Net deferred income taxes                   $        -    $
                                                 ==========    ==========

As of December 31, 1996, the Company had unused net operating loss carry-forwards of approximately $19,600,000 and $6,400,000 available to offset future Federal taxable income and future California taxable income. In addition, the Company had unused research and experimental credits of $44,000 and $26,000 for Federal and California state purposes. The unused net operating loss and credit carry-forwards expire in various amounts through the year 2011. In contrast to Federal net operating losses, only 50% of the California net operating losses incurred subsequent to December 31, 1986 may be carried forward. The California net operating losses will expire in various amounts through the year 2000.

Due to restrictions imposed by the Internal Revenue Code regarding substantial changes in ownership of companies with loss carry-forwards, the utilization of the above-mentioned net operating losses may be limited as a result of changes in stock ownership. The annual utilization of these losses is limited to an amount equal to the estimated fair value (for income tax purposes) of the Company at the point of stock ownership change, multiplied by the long-term tax-exempt rate then in effect. The annual limitation has not been quantified at this time.

Deferred tax assets of approximately $6,736,000 for the net operating losses and other credits have been substantially offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be recovered.

NOTE 7 - STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

Each share of Series B 10% Cumulative Convertible Preferred stock is convertible into 33.33 shares of common stock, and cumulative convertible dividends of 10% per annum are payable annually commencing October 1992. The Series B 10% Cumulative Preferred stock has a liquidation preference of $50 per share plus all accrued and unpaid dividends. It is subject to optional redemption by the Company at any time at $50 per share plus accrued and unpaid dividends. Cumulative unpaid dividends amounted to $25,000 and $40,000 at December 31, 1996 and 1995, respectively.

In December 1995, the holder of 500 shares of Series B Cumulative Convertible Preferred Stock exchanged his shares and accumulated unpaid dividends for 64,284 shares of common stock pursuant to an agreement with the holder. In August 1996, the holder of 500 shares of Series B Cumulative Convertible Preferred Stock exchanged his shares and accumulated accrued and unpaid dividends for 49,998 shares of common stock.

Each share of Series C Convertible Preferred Stock is convertible into 2,000 shares of common stock and 2,000 warrants. Series C Convertible Preferred Stock does not carry any dividend rights. The warrants expired in June 1994. Additionally, the Series C Convertible Stock has a dilutive conversion factor. The Series C Convertible Preferred Stock has a liquidation preference of $1 per share after Series B Cumulative Convertible Preferred Stock but before Series D Cumulative Preferred Stock, and to holders of common stock.

Each share of Series D Convertible Preferred Stock is convertible into 1,367 shares of common stock. Noncumulative dividends of $80 per share per annum are payable semiannually. The Series D Convertible Preferred Stock has a liquidation preference of $1,000 per share plus all accrued dividends after payment of preferences on the Series B 10% Cumulative Convertible Preferred Stock.

In December 1995, the holders of the Series D Convertible Preferred stock exchanged their shares for common stock pursuant to an agreement. During December 1995, 44,800 shares of common stock were issued and 55,626 shares were included in subscribed stock and were issued subsequent to December 31, 1995.

The shares of Series B and Series C Preferred stock are not currently registered under the Securities Exchange Act of 1934.

COMMON STOCK

In January 1996, the Company completed private placement offerings of common stock. Total shares issued in these offerings were 1,060,000 at prices of $3.00 to $6.00. Total proceeds to the Company were $3,451,000, net of expenses of $479,000.

During August 1993, three officers of the Company subscribed to purchase 37,500 shares of common stock at $2.00 per share. Notes aggregating $74,925 were received from three officers in consideration for this subscription. During 1995, these notes were paid.

In August 1995, the Board of Directors unanimously agreed to authorize 7,000,000 more shares of common stock, bringing the total to 9,000,000, and stockholder approval was obtained.

During September 1995, pursuant to a contractual agreement, the Company issued 100,000 shares of its common stock to a public relations/financial consulting firm and authorized an additional 100,000 shares to be issued to the consulting firm upon performance under the contract for $600,000 or prepaid consulting fees.

Additionally, during 1995, the Company issued in a private placement 281,014 shares of common stock a per share prices ranging from $2.50 to $8.00 as payment for services and satisfaction of certain of its liabilities. During the same period, the Company issued 260,417 shares of its common stock at per share prices ranging from $1.40 to $5.00 with net proceeds to the Company of approximately $563,960.

During 1995, options to purchase 20,435 shares of the Company's common stock were exercised at per share prices ranging from $1.40 to $5.00 with net proceeds to the Company of $74,425.

In December 1995, the Company commenced a private placement offering of common stock at a per share price of $3.00. Prior to December 31, 1995, the Company had received subscriptions for the purchase of 635,000 shares of common stock. Net subscription proceeds were $1,680,249.

In December 1995, the Company committed to issuing 43,175 shares of common stock at per share prices ranging from $2.40 to $3.00 to certain of its employees and consultants. As of December 31, 1995, the shares had not been issued and, accordingly, are accounted for as subscribed stock.

On October 7, 1996, a 1 for 20 reverse stock split was effected. All share amounts in this report have been retroactively adjusted to reflect this stock split.

NOTE 8 - STOCK OPTIONS

The 1989 Stock Option Plan, as amended (the Plan) reserved 1,000,000 shares of common stock to grant either nonqualified or incentive stock options. All directors, officers, key employees and consultants to the Company or its subsidiaries are eligible under the terms of the Plan. Such options may not be granted at less than 100% of the fair market value at the date of grant (110% for an owner of 10% or more of the outstanding stock). Upon termination of service, the options which an individual was entitled to exercise at the date of termination may be exercised at any time within six months of such termination. If an employee is terminated with cause, the options are canceled upon termination. As of December 31, 1995, no options are outstanding under this plan.

The 1995 Stock Option Plan is intended to award stock options to directors, management and employees of the Company based on performance. The options vest over periods of three to four years.

The Company has also granted stock options outside the stock plans to other individuals in consideration for services performed. The following summarizes all option activity for the years ended December 31, 1996 and 1995:

                                  Number of
                            Common Stock Options        Weighted
                         1995 Stock     Other Stock      Average
                        Option Plan       Options      Price Range
                        -----------     -----------    ------------
Outstanding as of
 January 1, 1995                  -        555,189    1.40 to 47.50
Granted                   2,000,000      1,731,063    2.80 to 13.00
Exercised                         -       ( 47,440)   1.40 to  5.00
Canceled                          -              -                -

Outstanding as of
 December 31, 1995        2,000,000      2,238,812    1.40 to 65.00

                                                        Weighted
                                                         Average
                                                          Price
                                                      ------------
Granted                     368,382                   3.825
Exercised                                 (164,216)   3.825
Canceled                    432,562              -
                        -----------      ---------
Outstanding as of
 December 31, 1996        1,567,438      2,442,978    1.40 to 47.50
                        ===========      =========

Exercisable as of
 December 31, 1996          534,104      2,442,978    1.40 to 47.50
                        ===========      =========

The weighted average prices for options outstanding and exercisable at December 31, 1996 are primarily at the lower end of the range.

During 1994, the Company entered into various Option Agreements with executive officers and consultants which granted options to purchase 17,000 shares of common stock from between $15.00 to $25.00 per share for a period of two to five years from the date of grant. Due to the lack of significant trading volume in the Company's shares, the options were granted at fair market value determined by the Board of Directors based on private placement stock transactions with independent third parties.

During 1995, the Company entered into various Option Agreements with executive officers and consultants which granted options to purchase 7,583 shares of common stock at $10.00 per share for a period of two to five years from the date of grant. The options were granted at prices determined to approximate fair market value.

During 1995, the Company granted options to purchase 36,750 shares of common stock at prices of $.15 to $13.00 per share as part of various settlement agreements and conversions of notes payable.

In November 1995, the Company granted options to purchase 279,356 shares of common stock at prices of $3.30 to $6.00 in conjunction with the bridge financing.

During 1995, the Company granted options to purchase 22,500 shares of common stock at prices of $.14 to $.65 to two of its consultants for services to be rendered.

As of December 31, 1995 and 1994, options to purchase 841, 411 and 344,925 shares were exercisable at prices ranging from $1.40 to $65.00 per share.

NOTE 9 - LICENSING AGREEMENTS

In 1990, the Company entered into an agreement with Vitafort Latin America
(VLA), whose president was a director and stockholder of the Company. The agreement grants VLA an exclusive ten-year license to use the "Vitafort" trademark and to manufacture and sell the Company's products in certain Latin American countries, royalty free. In consideration for this license, the Company received a 50% ownership interest in VLA. VLA had not commenced operations as of December 31, 1996.

NOTE 10 - COMMITMENTS

LEASE AGREEMENT

The Company is obligated under a lease agreement for its executive offices through August 1997. Amounts due under the lease for the period ending August 5, 1997 is $46,875.

Rent expense for the years ended December 31, 1996 and 1995, included in selling, general and administrative expenses, was $75,743 and $72,562, respectively.

EMPLOYMENT AGREEMENTS

As of December 31, 1995, the Company held an employment agreement with one senior executive of the Company. The agreement calls for annual aggregate compensation of $150,000 plus bonuses of 25% of pretax profits, but not more than 20% of the base salary for the executive. The agreement expired on November 30, 1996. Certain payments amounting to $110,000 during 1995 were deferred. A portion of this amount was converted into the Company's common stock at $.15 per share on October 30, 1995. The balance was converted into common stock on January 31, 1996. The agreement was extended by the Company on the same terms for three additional years. Certain payments of $12,500 during 1996 were deferred. As of December 31, 1996, the Company held an employment with another senior executive of the Company. The agreement commenced on January 1, 1996 and is for one year, with two annual renewals. The agreement calls for annual aggregate compensation of $102,000 plus the higher of 5% or cost of living (COLA) increase each subsequent year. In addition, the senior executive received options to purchase 225,000 shares of common stock at $3.00 per share. 25% of these options vested during 1996, 25% lapsed in early 1997 and the remainder vest in 1998 and 1999 based on performance criteria.

AUBURN FARMS TRADEMARK ACQUISITION

The Company entered into a purchase agreement in 1996 whereby it acquired the Auburn Farms trademarks and other related trademarks. Deferred payments, which will be accounted for as royalties, under the agreement include 3-1/2% of gross sales of products sold using these trademarks during the 30 months beginning May 1, 1996 with gradually reducing percentages over the next successive three thirty-month periods. Deferred payments under the agreement made in 1996 were $45,612 and were expensed as royalties during the year.

NOTE 11 - MAJOR CUSTOMERS

The Company derived the following revenue from major customers, each of which provided 10% or more of total revenues during the year ended December 31, 1996 and 1995:

                     1996       1995
                   --------   --------
  K-Mart           $606,199   $      -

  Price Club              -    579,144
                   --------   --------

  Total            $606,199   $579,144
                   ========   ========

NOTE 12 - LITIGATION

The Company is subject to pending claims and litigation, the most significant of which are discussed below.

On November 1, 1995, Keebler Company (Keebler) and the Company entered into a co-packer agreement (the Agreement) to manufacture Caketts. In 1996, the Company suffered losses and terminations of business relationships by a number of the Company's distributors, retailers and brokers due to mold in the Cakette products. In August 1996, Keebler gave the Company thirty (30) days notice of termination of the Agreement between the parties, and indicated that it had discontinued further production of the Company's product. The Agreement between Keebler and the Company provides for the binding arbitration of disputes. On August 15, 1996, the Company filed a demand for arbitration seeking compensatory damages, which is scheduled to be heard during May 1997. The Company is seeking damages in excess of $5,000,000. Keebler has filed a counterclaim against the Company for breach of contract which alleges damages in excess of $300,000. The Company believes that Keebler breached the agreement by failing to meet its warranties to Vitafort to manufacture the products in an acceptable process manner, improperly terminating the agreement; and, made intentional misrepresentations regarding the cause of the mold problems.

In December 1994, Lloyd Gaunt, who invested an aggregate of $75,000 in certain of the Company's private placements, initiated an action in Superior Court, Orange County, California against his stockbroker, two national brokerage firms, several companies in which he had invested; and, certain of those company's officers. Included among the defendants was the Company and its then Chief Executive Officer. The complaint seeks damages in an unspecified amount in excess of $500,000 and punitive damages in an unspecified amount in excess of $5,000,000. The Court has dismissed the class action claims as to the Company and granted a motion that the claims against the brokerage firms and associated
persons must be submitted to arbitration.    The Plaintiff has appealed that
ruling. The Company denies any liability to the plaintiff and intends to vigorously defend this action. The Company notes that the plaintiff sold a portion of the securities he purchased from the Company, realizing a profit; that the balance of the securities became salable under Rule 144; and that, if sold, the Plaintiff could recoup his entire investment and realize a profit on his $75,000 investment.

In February 1996, Cottage Bakery, Inc., a former co-packer of Fudgets, initiated a lawsuit against the Company in Superior Court, San Joaquin County, California. The Complaint alleges breach of contract and fraud against the Company and seeks damages in an unspecified amount in excess of $150,000. The Company disputes this liability and filed a cross complaint against Cottage Bakery. The parties have reached an agreement in principle with respect to the settlement of this action but the settlement agreement has not been executed; and, if such settlement is consummated, the Company will not be subjected to any material liability. If the action is not settled, the Company will vigorously defend the action.

In connection with the acquisition of assets of Auburn Farms, Inc., (AFI) under the FPA, the Company acquired certain rights of AFI against its co-packer and against Barbara's Bakery. The Company is pursuing these rights, and in May 1996, initiated an action alleging Lanham Act violations, misappropriation of trade secrets, unfair competition and related claims. The defendants have filed counterclaims against the Company and Auburn Farms alleging various tort and contract claims. The litigation is in the early stages and the Company intends to vigorously pursue the same.

In October 1996, Michel's Bakery, Inc., a former co-packer of Fudgets, initialed an action in the Federal District Court for the Eastern District of Pennsylvania seeking damages in excess of $140,000 under various contract ant tort theories. The Company has filed a counterclaim alleging breach of contract and other claims relating to the product manufactured by Michel's. The parties have agreed to a mediation session, scheduled to be held in April 1997. If, however, the matter is not resolved through mediation, the Company intends to vigorously prosecute this lawsuit.

On October 9, 1996, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Eloy Louis Ellis vs. Vitafort, Inc., a Delaware Corporation; Mark Beychok and Does 1-50 inclusive." The complaint alleges Breach of Oral Contract, Breach of Written Contract, and other similar claims arising out of the consulting relationship that previously existed between the Company and Mr. Ellis. The Complaint seeks damages in an unspecified amount. The court has sustained, without leave to amend, a demurrer to the claims against Mark Beychok. Mr. Ellis recently filed an amended complaint against the Company. Litigation is in its early stages and the Company will vigorously defend the action.

NOTE 13 - SUBSEQUENT EVENTS

The Company entered into a subscription agreement in February 1997, with an investor who purchased 500,000 shares of common stock at $1.00 per share. At funding, a 10% fee was paid to a facilitator and warrants were given to that same facilitator to purchase 125,000 shares of common stock at a price of $1.375 per share.

The Company entered into a second subscription agreement in April 1997, with another investor for $500,000 of Preferred 1997 Series "A" stock. The preferred stock has a cumulative dividend rate of 6% percent with no voting rights. The conversion price is either the lower of $1.25 per share or percent 30% discount to the market price at the time of conversion. The preferred stock is convertible at any time. The facilitator received a 10% fee from proceeds, as well as warrants to purchase 35,000 shares of common stock at an exercise price of $1.00 per share.

In April 1997, the Company agreed in principle with ATCOLP INVESTMENT PARTNERS, a California Limited Partnership (the "Lender), in which Donald Wohl, a Director of the Company, is the general partner, for a loan in the amount of $300,000 (the "Loan"), to fund the payment of legal fees in connection with the Company's arbitration against the Keebler Company. See Note 12. The loan will be evidenced by a note which bears interest at the lesser of 15% per annum or the highest rate allowed by law with recourse solely to the net proceeds of the arbitration, if any. If the Company does not realize any net proceeds from the arbitration, the Loan will be canceled and the Lender will receive a warrant for the purchase of 400,000 shares of the Company's Common Stock at $.01 per share. If the Loan is repaid through the application of the net proceeds of the arbitration, the Lender will receive warrants for the purchase of 200,000 shares of common stock at $.01 per share and a percentage of net proceeds of the arbitration equal to 15% of the first $1,000,000 of net proceeds; 20% of the net proceeds greater than $1,000,000 and less than $3,000,000; and, 25% of net proceeds above $3,000,000. The Loan was approved by the disinterested members of the Company's Board of Directors, and was on terms no less favorable to the Company than were available from non-affiliated lenders.