Form 10QSB
period 1997-03-31
VITAFORT INTERNATIONAL CORP
filed 1997-05-20
CIK 857139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB



              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1997


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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



                                (310) 552-6393
                                --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 of during the preceding twelve months ended December 31, 1996 (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                     Yes:     X        No:
                          ---------    ---------

The number of shares of the Registrant's Common Stock, par value $.0001 per share, outstanding on April 4, 1997 was 5,406,765

                       VITAFORT INTERNATIONAL CORPORATION



                                    CONTENTS



                         PART I - FINANCIAL INFORMATION

       __________________________________________________________________


ITEM 1    Financial Statements:

          Condensed Consolidated Balance Sheets - March 31, 1997 and
          March 31, 1996..................................................  3-4

          Condensed Consolidated Statements of Operations - Three Month
          Period Ended March 31, 1997 and 1996............................  5

          Condensed Consolidated Statements of Cash Flows - Three Month
          Period Ended March 31, 1997 and 1996............................  6

          Notes to the Condensed Consolidated Financial Statements........  7-10


ITEM 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................... 11-14




                          PART II - OTHER INFORMATION

__________________________________________________________________


          Litigation...................................................... 15-16


          Signature....................................................... 17


                         ITEM 1.  Financial Statements

                      VITAFORT INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                    ASSETS
                                    ------

                                                    March 31,    December 31,
                                                      1997           1996
                                                   ----------   ------------
                                                   (unaudited)

Current Assets:

     Cash                                          $  393,414      $  188,867
     Accounts receivable-trade, net of allowance
      for doubtful accounts of $67,743 at March
      31, 1997 and $79,994 at December 31, 1996       508,316         430,789
     Notes receivables                                 55,500          56,000
     Other receivables                                  6,887           4,464
     Inventory, net                                   171,259         361,196
     Prepaid expenses and other assets                289,411         271,731
                                                   ----------      ----------

               Total Current Assets                 1,424,787       1,313,047

Fixed Assets:
     Manufacturing equipment                          290,912         290,912
     Furniture and office equipment                   105,160         105,160
     Computer equipment                               173,294         173,294
                                                   ----------      ----------
               Total Fixed Assets                     569,366         569,366
     Less accumulated depreciation and amortization  (260,060)       (231,592)
                                                   ----------      ----------
               Net Fixed Assets                       309,306         337,774
Other Assets:
     Intangible and other assets                      411,254         481,254
     Less accumulated amortization                    (38,662)        (95,561)
                                                   ----------      ----------
               Net Other Assets                       372,592         385,693
                                                   ==========      ==========

               Total Assets                        $2,106,685      $2,036,514
                                                   ==========      ==========




   See accompanying notes to the condensed consolidated financial statements.

                      VITAFORT INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  LIABILITIES
                                  -----------



                                                                  March 31,     December 31,
                                                                    1997            1996
                                                                 ------------   -------------
                                                                 (unaudited)

Current Liabilities:
     Notes payable                                               $    315,344   $    440,022
     Accounts payable - trade                                       1,031,151        921,919
     Accrued expenses                                                 843,435        789,212
     Current maturities of long-term debt                             187,859         37,859
                                                                 ------------   ------------
                    Total Current Liabilities                       2,377,789      2,189,012
     Long-term debt, exclusive of current maturities                        0              0
                                                                 ------------   ------------
                    Total Liabilities                               2,377,789      2,189,012

Stockholders' Equity:
     Series B, 10% Cumulative Convertible Preferred Stock
       $0.01 par value, cumulative, 110,000 shares authorized,
       1,000 shares issued and outstanding at March 31, 1997
       and December 31, 1996; aggregate liquidation preference
       of $50,000 at March 31, 1997 and December 31, 1996.                 10             10
     Series C, Convertible Preferred Stock, $0.01 par value,
       450 shares authorized, 50 shares issued and outstanding
       as of March 31, 1997 and December 31, 1996; aggregate
       liquidation preference of $1 at March 31, 1997 and
       December 31, 1996.                                                   1              1
     Subscribed stock, 751,460 shares at March 31, 1997 and
       303,406 shares at December 31, 1996.                           709,955        341,331
     Common stock, $.0001 par value.  Authorized 9,000,000
       shares at March 31, 1997 and December 31, 1996, issued
       and outstanding 5,155,305 and 4,830,259 shares at
       March 31, 1997 and December 31, 1996, respectively.              8,968          8,886
     Additional paid-in capital                                    20,875,470     20,547,753
     Accumulated deficit                                          (21,865,508)   (21,050,479)
                                                                 ------------   ------------
                    Total Stockholders' Equity                       (271,104)      (152,498)
                                                                 ============   ============

                    Total Liabilities and Stockholders' Equity   $  2,106,685   $  2,036,514
                                                                 ============   ============

  See accompanying notes to the condensed consolidated financial statements.

                      VITAFORT INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    ------------------
                                                    1997          1996
                                                    ----          ----
                                                       (unaudited)

Product Revenue                                 $  770,008    $  846,869
     Less:  Returns and Allowances                  (4,769)       (5,874)
                                                ----------    ----------
Net Sales                                          765,239       840,995
Cost of sales                                      548,288       708,313
                                                ----------    ----------
Gross profit                                       216,951       132,682

Operating expenses:
     Product development                            39,350       157,993
     Sales and marketing                           379,797       549,758
     General and administrative                    586,232       322,681
                                                ----------    ----------

          Total operating expenses               1,005,379     1,030,432
                                                ----------    ----------

Operating loss                                    (788,428)     (897,750)
Other income/(expense)                              14,010        17,094
Interest expense                                   (40,611)       (5,552)
                                                ----------    ----------

          Loss before provision for income taxes  (815,029)     (886,208)
Provision for income taxes                               0         1,454
                                                ----------    ----------

          Net loss                              $ (815,029)   $ (887,662)
                                                ==========    ==========

          Net loss per common share             $    (0.14)   $    (0.35)
                                                ==========    ==========




   See accompanying notes to the condensed consolidated financial statements.

                      VITAFORT INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED
                                                                           MARCH  31,
                                                                 --------------------------
                                                                   1997              1996
                                                                        (unaudited)

Cash flows from operations:
     Net loss                                                    $(815,029)   $  (887,662)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
          Depreciation and amortization                             41,569         31,003
     (Increase) decrease in:
          Inventory                                                189,937     (1,016,782)
          Accounts receivable                                      (77,527)      (332,170)
          Prepaids and other assets                                (19,603)       213,283
     Increase (decrease) in:
          Accounts payable                                         109,232        (28,243)
          Accrued expenses                                          54,223       (240,681)
          Other                                                          0       (150,000)
                                                                 ---------    -----------

               Net cash used in operating activities              (517,198)    (2,411,252)
                                                                 ---------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                                  0       (161,480)
                                                                 ---------    -----------
               Net cash used in investing activities                     0       (161,480)
                                                                 ---------    -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                        696,422      4,145,612
     Proceeds from (repayment of) notes payable, short-term         25,323        (20,461)
     Proceeds from long-term debt                                        0       (123,148)
                                                                 ---------    -----------
               Net cash provided by financing activities           721,745      4,002,003
                                                                 ---------    -----------

               Net increase in cash                                204,547      1,429,271
                                                                 ---------    -----------

               Cash at beginning of period                         188,867      1,316,406
                                                                 ---------    -----------

               Cash at end of period                             $ 393,414    $ 2,745,677
                                                                 =========    ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                    $  40,611    $     4,379
                                                                 =========    ===========

Supplemental disclosures of non-cashing investing and financing activities:
     Issuance of common stock for:
          Payment of deferred compensation                       $       0    $    42,620
                                                                 =========    ===========

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

     As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB.

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

     (c) Prepaid assets include product introduction expenses which are recorded at cost and amortized over the economic life thereof, but not in excess of twelve months.

     (d) Fixed assets are composed of manufacturing equipment, furniture, office equipment, and computer equipment and are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life, generally five or less years.

     (e) Intangible assets are composed of debt issuance costs, customer lists, acquisition costs of Auburn Farms and Nature's Warehouse trademark, prepaid professional service contracts and are recorded at cost. The acquisition costs associated with Auburn Farms are being amortized on a straight-line basis over twenty years. All other intangible assets are being amortized on a straight-line basis over periods not exceeding five years.

     (f) For the purpose of cash flow, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     (g) Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

(3)  Net Income (Loss) Per Share:

     Net income (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding of 5,906,765 and 2,565,077 for the three-month period ended March 31, 1997 and 1996, respectively. Dividends on Cumulative Preferred Stock are not material.

(4)  Inventory Valuation/Reserve:

     Inventories are stated at the lower cost (first-in, first-out basis) or market. Market-based valuations are based upon estimates and assumptions, and are generally limited to slow moving product offerings. The Company established reserves for the potentially slow moving and obsolete inventory at December 31, 1996. The balances in these reserve accounts as of March 31, 1997 were $ 805,264.

(5)  Accrued Expenses:

     Accrued expenses as of March 31, 1997 and December 31, 1996 consist of the following:

                                             March 31,1997  December 31, 1996
     Accrued compensation                        $ 114,653       $  65,570
     Accrued interest payable                          436             436
     Accrued legal fees                             85,040          70,811
     Accrued consulting fees                        22,500          22,500
     Accrued advertising and promotion             285,919         407,359
     Other accrued expenses                        334,887         222,536
                                                 ---------       ---------
     Total Accrued Expenses                      $ 843,435       $ 789,212
                                                 =========       =========

(6)  Bank Financing:

     The Company is in default with respect to certain financial covenants under the terms of its agreement with the secured lender. Discussions are ongoing with respect to curing the defaults, however no assurances can be given that such defaults can be cured and that the lender will not request full payment of the loan.

     For financial statement purposes, the entire amount is classified as a current liability.

(7)  Notes Payable and Long-term Debt:

                                                       Current   Long Term       Total
                                                       -------   ---------       -----

          10% anticipated note payable, terms are
          currently under negotiation                  $150,000  $       0     $ 150,000
          14% note payable, due in monthly
          installments of $4,033, including interest,
          through October 1997 Secured by certain
          of the Company's fixed assets.                 37,859          0        37,859
                                                       --------  ---------      --------

                                                       $187,859  $       0     $ 187,859
                                                       ========  =========     =========

(8)  Stockholders' Equity:

     During the three-month period ended March 31, 1997, the following common stock transactions occurred:

     a. The Company issued 70,000 shares at a value of $1.125 per share as settlement for a contract dispute.

     b. The Company issued 20,000 shares at a value of $1.125 per share to a former employee as compensation for consulting services and past unpaid accrued vacation.

     c. The Company issued 183,100 shares at $1.00 per share for options exercised under the Non-Incentive Stock Option Plan. Such options were exercised in lieu of payroll compensation and other various expenses by non-officers of the Company.

     d. The Company entered into a subscription agreement in February 1997, with an investor who purchased 500,000 shares of common stock at $1.00 per share. At funding, a 10% fee was paid to a facilitator and warrants were given to that same facilitator to purchase 125,000 shares of common stock at a price of $1.375 per share.

(9)  Going Concern:

     The Company's condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 1997, current assets were exceeded by current liabilities by $953,002 and the Company's accumulated deficit aggregates ($21,865,508). The Company's ability to continue operations is dependent upon its ability to reach a satisfactory level of profitability and to generate sufficient cash flow resources to meet ongoing obligations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(10) Subsequent Events:

     The Company entered into a subscription agreement in April 1997, with another investor for $500,000 of Preferred 1997 Series "A" stock. The preferred stock has a cumulative dividend rate of 6% percent with no voting rights. The conversion price is the lower of $1.25 per share or a thirty percent (30%) discount to the market price at the time of conversion. The preferred stock is convertible at any time. The facilitator received a 10% fee from proceeds, as well as warrants to purchase 35,000 shares of common stock at an exercise price of $1.00 per share.

     In April 1997, the Company agreed in principle with ATCOLP INVESTMENT PARTNERS, a California Limited Partnership (the "Lender"), in which Donald Wohl, a Director of the Company, is the general partner, for a loan in the amount of $300,000 (the "Loan"), to fund the payment of legal fees in connection with the Company's arbitration against the Keebler Company. The loan will be evidenced by a note which bears interest at the lesser of 15% per annum or the highest rate allowed by law with recourse solely to the net proceeds of the arbitration, if any. If the Company does not realize any net proceeds from the arbitration, the Loan will be canceled and the Lender will receive a warrant for the purchase of 400,000 shares of the Company's Common Stock at $.01 per share. If the Loan is repaid through the application of the net proceeds of the arbitration, the Lender will receive warrants for the purchase of 200,000 shares of common stock at $.01 per share and a percentage of net proceeds of the arbitration equal to 15% of the first $1,000,000 of net proceeds; 20% of the net proceeds greater than $1,000,000 and less than $3,000,000; and, 25% of net proceeds above $3,000,000. The Loan was approved by the disinterested members of the Company's Board of Directors, and was on terms no less favorable to the Company than were available from non-affiliated lenders.

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

Results of Operations:

     The Company, after going through a tumultuous year in 1996 as a result of the production problems, continues to be adversely affected by these 1996 problems and attempted to focus on the ongoing business while at the same time preparing for the arbitration with the Keebler Company which commenced in May.

     The sales effort in the first quarter was severely hampered both by the negative impact of the mold problems encountered during 1996 and the liquidity issues resulting from the reduction in sales and offset costs incurred by the Company toward the end of 1996.

     To offset these adverse conditions, the Company is exploring revisions to its existing products to both differentiate them from those tainted from last year's production problems and to offer the consumer a similar product under different brand names.

Net Sales:

     For the three months ended March 31, 1997, net sales were $765,239 compared to $840,995 for the same period in 1996, a reduction of $ 75,756 or approximately 9%. This decline was most principally in the Caketts line of products, where the sales dropped from 49.0% of sales in the 1996 quarter ended March 31 to 18.2% of sales for the same period in 1997. The Company believes that the mold problems encountered last year contributes to this significant decline in revenue for this product. The Company intends to transition away from Caketts to brands not affected by the mold problem. The Company may market its Caketts formulae under a different brand name if it is able to raise adequate capital. The Company has introduced a new product called Toast N' Jammers, which accounted for $ 228,220 or 29.8% of overall net sales for the quarter ended March 31, 1997. There were no Toast N' Jammers sales for the comparable quarter of the previous year.

Gross Profit:

     The gross profit was $ 216,951 or 28.4% of net sales for the three months ended March 31, 1997 compared to $ 132,682 or 15.8% for the same period in 1996. The improvement in gross profit margin is the result of the change in product mix which has better gross margins. The Company also sold the Caketts and other products at less than the original cost of the product but greater than the existing inventory value.

     The impact of production problems of the past continue to be a drag on the Company's earnings. The storage charges for the three months ended March 31, 1997 are in excess of $ 70,000 and are directly related to the necessity of storing product, that is proving difficult to market because of the 1996 problems, in refrigerated warehouses and, in some cases, in deep freeze warehouses. The Company is attempting to liquidate these products as soon as possible and has, it believes, adequate reserves to mitigate the potential losses resulting from selling these products at a price that may be below the Company's inventory carrying cost.

Product Development:

     The losses suffered last year and the liquidity crises that resulted from those losses has forced the Company to significantly reduce its expenditures on product development. For the three months ended March 31, 1997, the Company spent $39,350 on product development as opposed to $ 157,993 for the same period in 1996. The majority of this reduction was the elimination of the Company employees involved in this effort and their related expenses.

     In addition, the Company continues to move foreword in the cooperative product development in conjunction with co-packers that it is currently utilizing to produce the Company's products and that it intends to use in the future.

Sales and Marketing:

     Sales and marketing expenses for the three months ended March 31, 1997 were $ 379,797 compared to $549,758 for the three months ended March 31, 1996, a decrease of $169,961 or 30.9%. The reduction is primarily due to staff reductions resulting from the production problems of 1996 and the liquidity condition associated with the decline in revenue and customer loyalty. The significant reductions were in the areas of product promotion, travel and trade show presence where the liquidity issue forced major reductions in expenditures in these areas.

     The Company, however, is sharpening its focus on those customers that worked with the Company in 1996 and are continuing to provide support to the Company during this early period of 1997. While the Company has continued to lose some customers, the customers that remain with the Company form the basic foundation of the sales program during the early part of 1997 as the Company begins to bring new products to market.

General and Administrative:

     The general and administrative expenses of the Company for the three months ended March 31, 1997 were $ 586,232 as opposed to $ 322,681 for the same three month period in 1996, an increase of $ 263,551 or 81.7%. The largest increase was in the area of professional services, which was $ 338,108 for the first quarter of 1997 compared to $71,259 for the first quarter of 1996, an increase of $ 266,849 over the same quarter for 1996. The Company anticipates that the level of expenditures for the litigations, as reported in the Company's 10-KSB, will continue during the second quarter of 1997, which ends June 30, but these costs should be reduced significantly after that time period.

Other Income (Expenses) including interest:

     The reduction in other income is due to the loss of interest income from the investment of excess cash that the Company had in the first quarter of 1996, which it has had to spend during the balance of 1996 as a result of the decline in sales due to the production problems.


Liquidity and Capital Resources:
                                                     Three Months Ended March 31,
                                                        1997             1996
                                                     ----------       -----------
     Net Cash (Used) for Operations                  $(517,198)       $(2,411,252)
     Net Cash (Used) for Investing Activities                0           (161,480)
     Net Cash Provided by Financing Activities         721,745          4,002,003

     Working Capital Surplus (Deficit)                (953,002)         4,501,437

Trends:

     The Company continues to attempt to conserve cash by reducing expenses wherever possible. Additionally, the liquidity problems of 1996 have forced the Company to reduce the on hand inventory levels which have further eroded the Company's ability to ship orders to its customers complete and on time. The Company has been further damaged by the increase in the amount of payment reductions by the Company's customers for product spoilage, shelf space allotment charges (slotting fees), advertising expenses, and other expenses related to the product problems of 1996. This has reduced the amount the Company's lender will allow to be advanced as loans on new invoices issued by the Company, further reducing incoming cash flow.

     Operating losses continue to hamper the cash position of the Company and are straining the relationships between the Company's suppliers and the Company, thereby jeopardizing the Company's ability to purchase inventory in adequate quantities sufficient to meet customer demand.

     While the Company is in default with the primary lender of the Company, there are ongoing discussions concerning the Company's condition and both parties are seeking a resolution to the existing default condition. The lender continues to advance funds to the Company under the loan agreement, but at reduced advance rates on the accounts receivable line because of the historical payment deductions by the Company's customers.

     The Company continues to attempt to bridge the difference between the actual cash generated from operations and the cash disbursements required to meet ongoing obligations by raising capital. The fund raising has successfully maintained the current liquidity level of the Company but the continued expense of litigation and the deficits from operations have severely curtailed the Company in its ability to raise additional capital without diluting the Company's existing stockholders.

     The Company is attempting to raise additional capital to meet the working capital deficiency, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

     Although the Company is considered a going concern at the present time, there is no guarantee in the future that the Company will be able to achieve a level of profitability that will result in the elimination of the going concern issue from the Company's financial condition. The management of the Company, however, believes that the Company may achieve profitability in the future, but there is significant risk involved in attempting to achieve such profitability and there can be no assurance that the Company will be able to survive while it attempts to do so.

                           Item 2. Other Information

                      VITAFORT INTERNATIONAL CORPORATION

                                  LITIGATION

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

     In February 1996, Cottage Bakery, Inc., a former co-packer of Fudgets, initiated a lawsuit against the Company in Superior Court, San Joaquin County, California. The Complaint alleges breach of contract and fraud against the Company and seeks damages in an unspecified amount in excess of $150,000. The Company disputes this liability and filed a cross complaint against Cottage Bakery. The parties have executed a settlement agreement which does not subject the Company to any material liability.

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

     Michel's Bakery, Inc., a former co-packer of Fudgets, initiated an action in state court in Philadelphia, Pennsylvania, seeking damages in excess of $140,000 under various contract and tort theories. In November 1996, the Company removed this action to the Federal District Court for the Eastern District of Pennsylvania. The Company has filed a counterclaim alleging breach of contract and other claims relating to the product manufactured by Michel's. The parties have agreed to discuss a settlement which, if completed, would be favorable to the Company. If, however, the matter is not resolved through mediation, the Company intends to vigorously prosecute this lawsuit.

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



                      VITAFORT INTERNATIONAL CORPORATION
                      ----------------------------------
                                   (Company)



                              /s/ Mark Beychok
                        --------------------------------
                                  Mark Beychok
                            Chief Executive Officer



                              Date:  May 20, 1997