Form 10QSB
period 1997-06-30
VITAFORT INTERNATIONAL CORP
filed 1997-08-19
CIK 857139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission File Number 0-18438
                                               -------

                      VITAFORT INTERNATIONAL CORPORATION
             -----------------------------------------------------
             Exact name of Registrant as specified in its charter)

                      DELAWARE                       68-0110509
          -------------------------------     ----------------------
          (State or other Jurisdiction of        (I.R.S. Employer
           incorporation or organization)     Identification Number)

          1800 Avenue of the Stars, Suite 480, Los Angeles, CA 90067
          ----------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (310) 552-6393
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on August 15, 1997 is 6,285,427.

                      VITAFORT INTERNATIONAL CORPORATION



                                   CONTENTS


                        PART I - FINANCIAL INFORMATION
______________________________________________________________________________

ITEM 1.        Consolidated Financial Statements:

               Balance Sheets - June 30, 1997 and
               December 31, 1996........................................  3

               Statements of Operations --
               Three Month Periods Ended June 30, 1997 and 1996 and
               Six Month Periods Ended June 30, 1997 and 1996...........  5

               Statement of Stockholders' Deficit --
               Six Month Period Ended June 30, 1997.....................  6

               Statements of Cash Flows --
               Six Month Periods Ended June 30, 1997 and 1996...........  7

               Notes to the Financial Statements........................  8

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................... 14


                         PART II -- OTHER INFORMATION
______________________________________________________________________________

ITEM 1.        Legal Proceedings........................................ 19

ITEM 4.        Submission of Matters of a Vote of  Security Holders..... 20

ITEM 6.        Exhibits and Reports on Form 8-K......................... 20

               Signatures............................................... 21

                         PART I  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                      VITAFORT INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS
                                    ------

                                                                      June 30     December 31
                                                                       1997          1996
                                                                    ----------    -----------
                                                                    (unaudited)

Current Assets:

     Cash                                                           $  232,663    $  188,867
     Accounts receivable-trade, net of allowance for doubtful
      accounts of $67,743 at June 30, 1997 and
      $79,994 at December 31, 1996                                     384,629       430,789
     Notes receivables                                                  55,000        56,000
     Other receivables                                                  11,367         4,464
     Inventory, net                                                    240,744       361,196
     Prepaid expenses and other assets                                 210,963       271,731
                                                                    ----------    ----------

                      Total Current Assets                           1,135,366     1,313,047

Fixed Assets:
     Manufacturing equipment                                           290,912       290,912
     Furniture and office equipment                                    105,538       105,160
     Computer equipment                                                173,294       173,294
                                                                    ----------    ----------
                      Total Fixed Assets                               569,744       569,366
     Less accumulated depreciation and amortization                   (288,528)     (231,592)
                                                                    ----------    ----------
                      Net Fixed Assets                                 281,216       337,774

Other Assets:
     Intangible and other assets                                       411,254       481,254
     Less accumulated amortization                                     (51,763)      (95,561)
                                                                    ----------    ----------
                      Net Other Assets                                 359,491       385,693
                                                                    ==========    ==========

                      Total Assets                                  $1,776,073    $2,036,514
                                                                    ==========    ==========

       See accompanying notes to the consolidated financial statements.

                      VITAFORT INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                  LIABILITIES
                                  -----------

                                                                 June 30       December 31
                                                                  1997            1996
                                                               -----------     -----------
                                                               (unaudited)
Liabilities and Stockholders' Equity

Current Liabilities:
     Notes payable                                           $    624,839    $    440,022
     Accounts payable - trade                                   1,533,352         921,919
     Accrued expenses                                             660,276         789,212
     Other current liabilities                                     37,859          37,859
                                                             ------------    ------------
                      Total Current Liabilities                 2,856,326       2,189,012


Stockholders' Deficit:
     Series A, 6% Cumulative Convertible Preferred Stock
       $0.01 par value, cumulative, 750 shares authorized,
       750 shares issued and outstanding at June 30, 1997
       and none at December 31, 1996                                    8               0
     Series B, 10% Cumulative Convertible Preferred Stock
       $0.01 par value, cumulative, 110,000 shares
       authorized 1,000 shares issued and outstanding
       at June 30, 1997 and December 31, 1996; aggregate
       liquidation preference of $50,000 at June 30, 1997
       and December 31, 1996                                           10              10
     Series C, Convertible Preferred stock, $0.01 par value,
       450 shares authorized, 50 shares issued and
       outstanding as of June 30, 1997 and December 31,
       1996; aggregate liquidation preference of
       $1 at June 30, 1997 and December 31, 1996                        1               1
     Subscribed Common stock, 76,906 shares at June 30,
       1997 and 303,406 shares at December 31, 1996                76,905         341,331
     Common stock, $.0001 par value.  Authorized
       9,000,000 shares at June 30, 1997 and 9,000,000 at
       December 31, 1996, issued and outstanding
       and 5,957,053 shares at June 30, 1997 and
       4,830,259 at December 31, 1996, respectively.                9,006           8,886
     Additional paid-in capital                                22,354,495      20,547,753
     Accumulated deficit                                      (23,520,678)    (21,050,479)
                                                             ------------    ------------
                      Total Stockholders' Deficit              (1,080,253)       (152,498)
                                                             ============    ============
                      Total Liabilities and
                        Stockholders'  Deficit               $  1,776,073    $  2,036,514
                                                             ============    ============

       See accompanying notes to the consolidated financial statements.

                      VITAFORT INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three-Months Ended                 Six Months Ended
                                                                            June 30,                         June 30,
                                                                -------------------------------     ---------------------------
                                                                   1997                 1996            1997            1996
                                                                          (unaudited)                       (unaudited)

Net sales                                                       $   402,788         $ 1,463,356     $ 1,175,107     $ 2,304,351
Cost of sales                                                       334,340           1,367,082         882,628       2,075,394
                                                                -----------         -----------     -----------     -----------
Gross profit                                                         68,448              96,274         292,479         228,957

Operating expenses:
         Product development                                         16,781             288,334          56,131         446,328
         Marketing                                                  359,430             559,468         739,226       1,109,226
         General and administrative                               1,304,656             707,165       1,890,887       1,029,846
                                                                -----------         -----------     -----------     -----------

             Total operating expenses                             1,680,867           1,554,967       2,686,244       2,585,400
                                                                -----------         -----------     -----------     -----------
Operating loss                                                   (1,612,419)         (1,458,693)     (2,393,765)     (2,356,443)
Other income (expense)                                               16,191             ( 8,059)         23,119           9,035
Interest expense                                                    (58,942)             (3,718)        (99,553)         (9,270)
                                                                -----------         -----------     -----------     -----------

             Loss before provision for income taxes              (1,655,170)         (1,470,470)     (2,470,199)     (2,356,678)
Provision for income taxes                                                0                 600               0           2,054
                                                                -----------         -----------     -----------     -----------

              Net loss                                          $(1,655,170)        $(1,471,070)    $(2,470,199)    $(2,358,732)
                                                                ===========         ===========     ===========     ===========

              Net loss per share                                $     (0.29)        $     (0.34)    $     (0.46)    $     (0.57)
                                                                ===========         ===========     ===========     ===========
              Weighted Average Shares
                of Common Stock Outstanding                       5,731,586           4,363,555       5,390,957       4,153,563
                                                                ===========         ===========     ===========     ===========

       See accompanying notes to the consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                        SIX MONTHS ENDED JUNE 30, 1997

                                              Series A         Series B         Series C
                                             Convertible      Convertible      Convertible
                                              Preferred        Preferred        Preferred       Subscribed
                                                Stock            Stock            Stock            Stock
                                             -----------      -----------      -----------      -----------
Balance, January 1, 1997                     $        -       $        10      $         1      $   341,331

Common stock subscribed in private
  placement, net of commissions                                                                     450,000
Common  stock - consulting                                                                         (264,426)
Exercise of stock options                                                                           183,100
Common stock issued as settlement
  of contract dispute
Common stock - consulting
Net loss
                                             -----------      -----------      -----------      -----------
Balance, March 31, 1997                      $        -       $        10      $         1      $   710,005
                                             ===========      ===========      ===========      ===========

Common stock issued in connection
  with private placement, net of
  commissions and offerings                                                                        (450,000)
Exercise of stock options                                                                          (183,100)
Exercise of stock options
Common stock - consulting
Series A Preferred issued in connection
  with private placement, net of
  commissions and offerings                            8
Net loss
                                             -----------      -----------      -----------      -----------
Balance, June 30, 1997                       $         8      $        10      $         1      $    76,905
                                             ===========      ===========      ===========      ===========

                                                    Common Stock               Additional
                                             ----------------------------        Paid In        Accumulated
                                                Shares           Amount          Capital           Deficit            Total
                                             -----------      -----------      -----------      ------------       -----------
Balance, January 1, 1997                      4,830,259       $     8,886      $20,547,753      $(21,050,479)      $  (152,498)

Common stock subscribed in private
  placement, net of commissions                                                                                        450,000
Common  stock - consulting                      235,000                23          226,477                             (37,926)
Exercise of stock options                                                                                              183,100
Common stock issued as settlement
  of contract dispute                            70,000                 7           78,743                              78,750
Common stock - consulting                        20,000                 2           22,498                              22,500
Net loss                                                                                            (815,029)         (815,029)
                                              ---------       -----------      -----------      ------------       -----------
Balance, March 31, 1997                       5,155,259       $     8,918      $20,875,471      $(21,865,508)      $  (271,103)
                                              =========       ===========      ===========      ============       ===========

Common stock issued in connection
  with private placement, net of
  commissions and offerings                     500,000                50          449,950                                  -
Exercise of stock options                       183,100                18          183,082                                  -
Exercise of stock options                       185,600                19          162,381                             162,400
Common stock - consulting                        10,000                 1           10,619                              10,620
Series A Preferred issued in connection
  with private placement, net of
  commissions and offerings                                                        672,992                             673,000
Net loss                                                                                         (1,655,170)        (1,655,170)
                                              ---------       -----------      -----------      ------------       -----------
Balance, June 30, 1997                        6,033,959       $     9,006      $22,354,495      $(23,520,678)      $(1,080,253)
                                              =========       ===========      ===========      ============       ===========

                      VITAFORT INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended
                                                                                June  30,
                                                                     -------------------------------
                                                                          1997              1996
                                                                               (unaudited)
Increase (Decrease) In Cash:

Cash flows from operations:
   Net loss                                                          $(2,470,199)        $(2,358,732)
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization                                        83,138              63,044
   (Increase) decrease in:
     Inventory                                                           120,452          (1,341,656)
     Accounts receivable                                                  46,160            (882,958)
     Prepaids and other assets                                            54,865            (442,479)
   Increase (decrease) in:
     Accounts payable                                                    611,433             818,918
     Accrued expenses                                                   (128,936)             27,961
                                                                     -----------         -----------
             Net cash used in operating activities                    (1,683,087)         (4,115,902)
                                                                     -----------         -----------
Cash flows from investing activities:
   Purchase of short-term investment                                           0            (291,000)
   Purchase of property and equipment                                       (378)           (180,229)
                                                                     -----------         -----------
             Net cash used in investing activities                          (378)           (471,229)
                                                                     -----------         -----------
Cash flows from financing activities:
   Proceeds from issuance of common and preferred stock, net           1,542,444           4,871,616
   Proceeds from (repayment of) notes payable, short-term                300,000             (47,457)
   Repayment of note payable - bank                                     (115,183)                  0
   Prepayment of long-term debt                                                0            (147,458)
                                                                     -----------         -----------
             Net cash provided by financing activities                 1,727,261           4,676,701
                                                                     -----------         -----------
             Net increase in cash                                         43,796              89,570
                                                                     -----------         -----------
             Cash at beginning of period                                 188,867           1,316,406
                                                                     -----------         -----------
             Cash at end of period                                   $   232,663         $ 1,405,976
                                                                     ===========         ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                          $    45,000         $     8,061
                                                                     ===========         ===========

Supplemental disclosures of non-cashing investing and financing activities:
   Issuance of common stock for:
     Payment for services and equipment                              $   683,870         $   550,708
                                                                     ===========         ===========

       See accompanying notes to the consolidated financial statements.

                      VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

(1)  General:

     The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

     As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes have been and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1996 included in the Company's Annual Report on
     Form 10-KSB.

     The Company is presently engaged in formulating, marketing and distributing fat-free, low fat and reduced fat foods.

(2)  Summary of significant accounting policies:

     (a) The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company accounts and transactions have been eliminated. The subsidiaries have had no operations since 1994.

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

     (e) Intangible assets are composed of debt issuance costs, customer lists, acquisition costs of Auburn Farms and Natures Warehouse trademarks, prepaid professional services contracts and are recorded at cost. The acquisition costs associated with trademarks are being amortized on a straight-line basis over twenty years. All other intangible assets are being amortized on a straight-line basis over periods not exceeding five years.

     (f) For the purpose of cash flow, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     (g) Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                      VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

(4)  Inventories:

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Market-based valuations are based upon estimates and assumptions, and are generally limited to slow moving product offerings.

(5)  Prepaid Expenses and Other Assets:

     Prepaid expenses and other current assets as of June 30, 1997 and December 31, 1996 consist of the following:

                                                         June 30,     December 31,
                                                           1997          1996
                                                         --------     -----------
     Deposits                                            $  1,600       $ 10,000
     Trade promotion expenses                              42,180        177,865
     Insurance                                             80,382         14,897
     Consulting (Current Portion)                          55,933            -0-
     Other prepaids                                        30,868         68,969
                                                         --------       --------
     Total Prepaid and Other Current Assets              $210,963       $271,731
                                                         ========       ========

(6)  Accrued Expenses

     Accrued expenses and other current liabilities as of June 30, 1997 and December 31, 1996 are detailed as follows:

                                                         June 30,     December 31,
                                                           1997          1996
                                                         --------     -----------
     Accrued Compensation                                $ 49,303       $ 65,570
     Accrued Insurance                                     68,426              0
     Accrued Interest Payable                              12,857            436
     Accrued Legal Fees                                         0         70,811
     Accrued Consulting Fees                                    0         22,500
     Accrued Commissions                                   90,133            -0-
     Accrued Advertising/Promotion                        243,713        407,359
     Other Accrued Expenses                               195,844        222,536
                                                         --------       --------
                                                         $660,276       $789,212
                                                         ========       ========

(7)  Notes Payable - Bank:

     The Company was in default with respect to certain financial covenants under the terms of its agreement with the secured lender. Discussions are ongoing with respect to curing the defaults. For financial statement purposes, the entire amount is classified as a current liability.

                      VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

(8)  Other current liabilities:

                                                     Current       Long-Term    Total
                                                     -------       ---------   --------
     14% note payable to shareholders, due in
     monthly installments of $4,033, including
     interest, through October 1997 secured by
     certain of the Company's fixed assets           $37,859         $ -0-     $ 37,859
                                                     =======         =====     ========

(9)  Stockholders' Equity:

     During the six-month period ended June 30, 1997, the following common stock transactions occurred:

     a. The Company issued 70,000 shares at a value of $1.125 per share as settlement for a contract dispute.

     b. The Company issued 20,000 shares at a value of $1.125 per share upon the exercise of an option granted to a former employee as compensation for consulting services and past unpaid accrued vacation.

     c. The Company issued 183,100 shares at $1.00 per share upon the exercise of options granted under the Non-Incentive Stock Option Plan. Non-officers of the Company paid the exercise price of such options through the application of accrued payroll and other various expenses.

     d. The Company entered into a subscription agreement in February, 1997 with an investor who purchased 500,000 shares of common stock at $1.00 per share. At funding, a 10% fee was paid to a facilitator and warrants were given to that same facilitator to purchase 125,000 shares of common stock at a price of $1.375 per share. During the period ended June 30, 1997, the Company reduced the exercise price of these options to $1.00.

     e. The Company entered into a subscription agreement in April 1997 with an unrelated investor for $500,000 of Preferred 1997 Series A stock. The preferred stock has a cumulative dividend rate of 6% (six percent) with no voting rights. The conversion price is the lower of $1.25 per share or a 30% (thirty percent) discount to the market price at the time of conversion. The preferred stock is convertible at any time. The facilitator received a 10% (ten percent) fee from the proceeds, as well as warrants to purchase 35,000 shares of common stock at an exercise price of $1.00 per share.

     f. The Company issued 185,600 shares at $0.875 per share upon the exercise of options granted under the Non-Incentive Stock Option Plan. Non-officers of the Company exercised such options through the application of accrued payroll and other various expenses.

     g. The Company entered into a subscription agreement in May 1997 with another investor for $250,000 of Series "A" Preferred Stock. The series has a cumulative dividend rate of 6% (six percent), no voting rights, and is convertible at any time at the lower of $1.25 or a 30%

                      VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

         (thirty percent) discount to the market price at the time of conversion. The facilitator received a 10% (ten percent) fee from the proceeds and a warrant to purchase 17,500 shares of common stock at an exercise price of $1.00 per share.

     h. The Company issued 10,000 shares at a value of $1.06 per share upon the exercise of an option granted to a former employee as compensation for consulting services and related expenses.

(10) Going Concern:

     The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. At June 30, 1997 total current liabilities exceeded current assets by $1,720,960 and the Company had a negative net worth of $1,080,253. The Company received $6,750,000 as proceeds from the Keebler arbitration but the Company must realize a satisfactory level of profitability from its current and future operations in order to remain a viable entity. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

(11) Reverse Stock Split:

     Pursuant to a Board of Directors' resolution, the Company effected a 1 for 20 reverse common stock split for common shareholders of record as of October 4, 1996. The prior year earnings per share and common shares outstanding have been restated to reflect the reverse split.

(12) Stock-based Compensation:

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

(13) Impairment of Long-lived Assets:

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

                      VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

      FAS 121 did not have a material impact on the Company's financial position or results of operations.

(14)  Legal Proceedings

      On November 1, 1995, Keebler Company (Keebler) and the Company entered into a co-packer agreement (the Agreement) to manufacture Caketts. In 1996, the Company suffered losses and terminations of business relationships by a number of the Company's distributors, retailers and brokers due to mold in the Caketts product. In August 1996, Keebler gave the Company thirty (30) days notice of termination of the Agreement between the parties, and indicated that it had discontinued further production of the Company's product. The Agreement between Keebler and the Company provides for the binding arbitration of disputes. On August 15, 1996, the Company filed a demand for arbitration seeking compensatory damages, which was heard during May 1997. The Company sought damages in excess of $5,000,000. In defending the arbitration proceeding, Keebler had alleged that Vitafort was responsible for the quality control problems and failed to comply with certain labeling requirements. Keebler had filed a counterclaim against the Company for breach of contract which alleges damages in excess of $300,000. The Company believed that Keebler breached the agreement by failing to meet its warranties to Vitafort to manufacture the products in an acceptable process manner, improperly terminating the agreement; and, made intentional misrepresentations regarding the cause of the mold problems. In June 1997, the Arbitrator awarded the Company $5,983,000 in damages plus expenses and costs associated with this arbitration. In July 1997, the Company received $6,750,000 in full and final settlement of the above action.

      In December 1994, Lloyd Gaunt, who invested an aggregate of $75,000 in certain of the Company's private placements, initiated an action in Superior Court, Orange County, California against his stockbroker, two national brokerage firms, several companies in which he had invested; and, certain of those company's officers. Included among the defendants were the Company and its then Chief Executive Officer. The complaint seeks damages in an unspecified amount in excess of $500,000 and punitive damages in an unspecified amount in excess of $5,000,000. The Court has dismissed the class action claims as to the Company and granted a motion that the claims against the brokerage firms and associated persons must be submitted to arbitration. The Plaintiff has appealed that ruling. The Company denies any liability to the plaintiff and intends to vigorously defend this action. The Company notes that the plaintiff sold a portion of the securities he purchased from the Company, realizing a profit; that the balance of the securities became salable under Rule 144; and that, if sold, the Plaintiff could recoup his entire investment and realize a profit on his $75,000 investment.

      In February 1996, Cottage Bakery, Inc., a former co-packer of Fudgets, initiated a lawsuit against the Company in Superior Court, San Joaquin County, California. The Complaint alleges breach of contract and fraud against the Company and seeks damages in an unspecified amount in excess of $150,000. The Company disputes this liability and filed a cross complaint against Cottage Bakery. The parties have executed a settlement agreement, which does not subject the Company to any material liability.

                      VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

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

      Michel's Bakery, Inc., a former co-packer of Fudgets, initiated an action in state court in Philadelphia, Pennsylvania, seeking damages in excess of $140,000 under various contract and tort theories. In November 1996, the Company removed this action to the Federal District Court for the Eastern District of Pennsylvania. The Company has filed a counterclaim alleging breach of contract and other claims relating to the product manufactured by Michel's. The parties have agreed to discuss a settlement, which if completed, would be favorable to the Company. If, however, the matter is not resolved through mediation, the Company intends to vigorously prosecute this lawsuit.

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

(15)  Subsequent Events

      In June, 1997 the Company was awarded a preliminary ruling by the arbitrator in the Keebler arbitration. This ruling provided for damages to be awarded to the Company in the amount of $5,983,000 plus legal fees and costs. The fees and costs expenses in the three month period ended June 30, 1997 related to this arbitration were $667,166. In addition, the award found that the Company was not required to pay Keebler or any of its operating units the amount of unpaid invoices currently reflected by the Company on its financial statements. On July 15, 1997, the two parties reached an agreement and Keebler wired $6,750,000 to the Company in full and final settlement of the award. After payment of legal fees and costs, and the payment to ATCOLP INVESTMENT PARTNERS, the Company should have approximately $4,500,000 with which to meet past obligations, fund future new products and support the sales programs for existing products. In addition, the Company may use some portion of the proceeds in a potential merger and/or acquisition should it locate an organization, which the Company believes will fit with its long-term plans.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AS RESULTS OF OPERATIONS

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

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

Results of Operations:

     The Company's liquidity problem continued to erode its ability to maintain adequate inventory levels to swiftly complete shipping orders to customers orders without shortages and in a timely manner. In addition, the mold problem associated with the product produced by Keebler continues to interfere with the operation of the Company's ongoing business and results in product returns.

     The preparation for the Keebler arbitration and the associated human resources and cost were incurred substantially in this quarter and the application of resources to this effort negatively impacted sales. Such effort was also incurred during the six to nine months previous to this quarter. The arbitrator announced an award in June 1997 of $5,983,000 for damages plus legal costs and fees. See Subsequent Events for more information concerning this award.


Net Sales:

     For the three months ended June 30, 1997, net sales were $402,788 compared to $1,463,356 for the three-month period ended June 30, 1996, a decrease of $1,060,568 from the previous year. The customer reaction to the mold issue manifests itself in the sales mix. In the three months ended June 30, 1997, Auburn Farms/Natures Warehouse brands represented approximately 71% of total sales for the quarter compared to approximately 18% of net sales in the three months ended June 30, 1996. The Toast'N Jammers brand of low fat toaster pastries continues to increase in both volume and margin and represented approximately one-half of the Company's sales volume in the three months ended June 30, 1997.

Gross Profit:

     Gross profit increase from 6.6% for the three months ended June 30, 1996 to 17.0% for the same three month period in 1997, however the absolute dollars declined from $96,275 to $68,448. The continued improvement in margin is a result of the Company's focus of improving production efficiency and reducing manufacturing overhead expenses whenever possible.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AS RESULTS OF OPERATIONS

                                  (Unaudited)

Operating Expenses:

     Product Development: The Company continues its shift of product development from an independent unit within the Company to a working relationship with a co-packer to be involved in the ultimate manufacture of the new product. The reduction in product development costs from $288,344 for the three months ended June 30, 1996 to $16,781 for the same period in 1997 reflects the savings. The other most significant factor in reducing expenses was the lack of a significant production problem, which had been partially responsible for the expense increase in the 1996 three-month period ended June 30 1996 compared to earlier periods.

     Sales & Marketing: The expenses in this area declined from $559,468 in the three months ended June 30, 1996 to $359,430 for the same period in 1997, a reduction of $200,038 or approximately 35.7%. The reduction reflects the Company's liquidity problems which resulted in a reduced marketing effort.

     General & Administrative: The Company continued to incur increased administrative costs due to the Keebler arbitration and other litigation matters. In addition, the Company incurred the legal and other professional expenses related to the 10-KSB filing and other securities issues. For the three months ended June 30, 1997, the expenses of the Company in the general & administrative area were $1,304,656 compared to $707,165 for the same three month period in 1996, a increase of $597,491. Legal and other professional service costs for the three months ended June 30, 1997 were approximately $1,036,000 compared to $140,800 for the identical period in 1996, an increase of $895,200. The Keebler award and subsequent settlement, which provided for the recovery of legal fees and costs associated with the arbitration, is estimated to provide for the payment to the Company of $767,000 of the costs incurred in this three-month period. The remainder of the expenses represents the ongoing costs of public reporting and continued legal and consulting services. See Note (15) Subsequent Events of the notes to financial statements for further explanation of the Keebler award.

Other income (expense) including interest:

     The increase in interest expense is due primarily to the secured lender. Under the terms of the Loan and Security Agreement, the interest charges are now at a minimum level of $15,000 per month. In addition, there were other short-term loans made during the period, which carried nominal interest rates.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AS RESULTS OF OPERATIONS

                                  (Unaudited)

Six Months Ended June 30, 1997 and 1996
---------------------------------------

Results of Operations:

     While the liquidity problems and the customer response to the product mold hampers the Company's ability to move forward aggressively, it is still moving forward by increasing its gross profit margins and developing new products while it attempts to improve communication with its customers and vendors to prepare them for the Company's anticipated efforts for the remainder of the year. Overall operating costs were reduced, except that legal fees for litigation, particularly related to the Keebler arbitration, continue to be heavy.

Net Sales:

     Net sales for the six months ended June 30, 1997 were $1,175,107 compared to $2,304,351 for the same period in 1996, a decline of $1,129,244. This decline is due primarily to the continued resistance of customers to the same products introduced last year, which now have a reputation within the customer base that they will become moldy. While the Company has selected a new co-packer and does not believe that the problems of last year will reoccur, there is continued resistance by customers. The Company believes that new products and/or repackaging and renaming of old products is the only solution to overcoming this resistance.

Gross Profit:

     The Gross profit margin for the six-month period ended June 30, 1997 was 24.9% compared to 9.9% for the same period last year. The Company believes it is making progress in reducing manufacturing overhead expenses while at the same time assisting the co-packer with improvements in the manufacturing process, resulting in lower cost for the co-packer and thus for the Company. This process continues as the Company looks for strategic partners as co-packers who can provide both product development capability and manufacturing knowledge thereby providing a good tasting, extended life product at a reasonable cost.

Operating Expenses:

     Overall operating expenses increased by $100,844 for the six months ended June 30, 1997 compared to the same period in 1996. Continued litigation and other professional service costs increased from $212,867 for the six months ended June 30, 1997 to $1,347,486 for the same period in 1997. Total other operating expenses declined from $2,372,533 for the six months ended June 30, 1996 to $1,338,758 for same period in 1997, a reduction of $1,033,775.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AS RESULTS OF OPERATIONS

                                  (Unaudited)

     Product Development: The Company has significantly reduced its product development expenditures for the first six months of 1997 as a result of the liquidity problems which forced delays in the development of some of its new product programs, and the change in strategy which is now to become a partner with the co-packer that will ultimately manufacture the products. In addition, the mold problem which was the cause of the Keebler arbitration began to manifest itself in customer complaints in the end of the second quarter (June, 1996), which resulted in increased cost impact in both product development and sales and marketing areas during the past twelve months.

     Sales and Marketing: The decline in expenses is primarily due to the decline in overall net sales, and the decision to monitor the sales promotion expenses to insure adequate margins and customer cooperation in moving forward with new products. In addition, the Company decided not to participate in the trade shows so far this year due primarily to the illiquid position of the Company. Expenses for the six months ended June 30, 1997 were $739,226 compared to $1,109,226 for the same period in 1996, a reduction of $370,000. Samples, trade shows and sales promotions were reduced by approximately $260,000 from the six months ended June 30, 1996 to the same period of 1997. Additionally, travel and related expenses were likewise reduced by approximately $127,000 during the comparable period. Such reductions reflect the Company's attempt to reduce overall expenditures, the focus on improving margins by preparing communication to the customers first, and the past liquidity constraints.

     General and Administrative: The Company increased the general and administrative expenses for the six months ended June 30, 1997 by $861,041 over the same six month period in 1996. This increase is primarily due to the litigation expenses, especially with respect to the Keebler arbitration, where the increase was over $800,000 from the six months ended June 30, 1996 compared to the six months ended June 30, 1997. In addition, the increase in other professional services is the result of the increased financing activities and the services rendered in assisting the Company in the formulation of its litigation strategy against Keebler.

Interest Expense:

     The increase in interest expense is due to the new financing Agreement with the secured lender that was signed in August, 1996. This Agreement calls for increasing base interest charges to a minimum of $15,000 per month. The six months ended June 30, 1997 reflect this minimum interest fee.

Liquidity and Capital Resources:

                                                         Six Months Ended
                                                             June 30,
                                                        1997           1996
                                                    -----------    -----------
     Net Cash Used for Operations                   $(1,683,087)   $(3,923,282)
     Net Cash Used for Investing Activities                (378)      (471,229)
     Net Cash Provided by Financing Activities        1,727,261      4,484,081
     Working Capital (Deficit)                       (1,720,960)     3,503,281

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AS RESULTS OF OPERATIONS

                                  (Unaudited)

Trends:

     The Company has continued to attempt to conserve cash by using capital exchanges to assist it in relieving the liquidity pressure it constantly faces. While the Keebler award has removed the near term threat that the Company might drastically reduce or operations, it has not provided sufficient capital to meet what Management believes are the long term capital requirements of the business on a going forward basis.

     The Company is in the planning stages for some new products and enhancements to existing products, so now that the liquidity limitation has now been relieved, the Company can now progress forward within its business plan. The ongoing search for co-packer partners that can provide both product development capability as well as manufacturing capability is continuing. This is a major focus, in concert with the product development (marketing) area, to introduce well thought out, quality and good tasting products that will generate new customer interest and increase the profitability of the Company.

                          PART II--OTHER INFORMATION

                          ITEM 1.  Legal Proceedings

     On November 1, 1995, Keebler Company (Keebler) and the Company entered into a co-packer agreement (the Agreement) to manufacture Caketts. In 1996, the Company suffered losses and terminations of business relationships by a number of the Company's distributors, retailers and brokers due to mold in the Caketts product. In August 1996, Keebler gave the Company thirty (30) days notice of termination of the Agreement between the parties, and indicated that it had discontinued further production of the Company's product. The Agreement between Keebler and the Company provides for the binding arbitration of disputes. On August 15, 1996, the Company filed a demand for arbitration seeking compensatory damages, was heard during May 1997. The Company sought damages in excess of $5,000,000. In defending the arbitration proceeding, Keebler had alleged that Vitafort was responsible for the quality control problems and failed to comply with certain labeling requirements. Keebler had filed a counterclaim against the Company for breach of contract which alleges damages in excess of $300,000. The Company believed that Keebler breached the agreement by failing to meet its warranties to Vitafort to manufacture the products in an acceptable process manner, improperly terminating the agreement; and, made intentional misrepresentations regarding the cause of the mold problems. In June 1997, the Arbitrator awarded the Company $5,983,000 in damages plus expenses and costs associated with this arbitration. In July 1997, the Company received $6,750,000 in full and final settlement of the above action.

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

     In February 1996, Cottage Bakery, Inc., a former co-packer of Fudgets, initiated a lawsuit against the Company in Superior Court, San Joaquin County, California. The Complaint alleges breach of contract and fraud against the Company and seeks damages in an unspecified amount in excess of $150,000. The Company disputes this liability and filed a cross complaint against Cottage Bakery. The parties have executed a settlement agreement, which does not subject the Company to any material liability.

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

     Michel's Bakery, Inc., a former co-packer of Fudgets, initiated an action in state court in Philadelphia, Pennsylvania, seeking damages in excess of $140,000 under various contract and tort theories. In November 1996, the Company removed this action to the Federal District Court for the Eastern District of Pennsylvania. The Company has filed a counterclaim alleging breach of contract and other claims relating to the product manufactured by Michel's. The parties have agreed to discuss a settlement, which if completed, would be favorable to the Company. If, however, the matter is not resolved through mediation, the Company intends to vigorously prosecute this lawsuit.

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


         ITEM 4.  Submissions of Matters to a Vote of Security Holders

     During the quarter ended June 30, 1997, the Company sought written consent of the holders of a majority of its issued and outstanding common shares, which the Company has the authority to issue, from 9,000,000 shares to 30,000,000 shares. The holders of 3,218,102 common shares gave their consent to the proposal; the holders of 182,761 common shares did not consent; and the holders of 20,655 common shares abstained from voting based on the written consents received by the Company's transfer agent through July 7, 1997.


                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K dated June 19, 1997 reporting the Interim Award from the Keebler Arbitration.

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



                      VITAFORT INTERNATIONAL CORPORATION
                      ----------------------------------
                                   (Company)



                               /s/ Mark Beychok
                      ----------------------------------
                                 Mark Beychok
                            Chief Executive Officer


                              /s/ Jack B. Spencer
                      ----------------------------------
                                Jack B. Spencer
                            Chief Operating Officer
                            Chief Financial Officer



                                     Date:  August 19, 1997