Form 10QSB
period 1997-09-30
VITAFORT INTERNATIONAL CORP
filed 1997-11-14
CIK 857139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1997


             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

                                (310) 552-6393
              --------------------------------------------------
             (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 of during the preceding twelve months ended December 31, 1995 (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

     Yes:   X    No:
          -----      -----

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on November 12, 1997 is 6,777,052.

                      VITAFORT INTERNATIONAL CORPORATION



                                   CONTENTS


                        PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

ITEM 1.       Consolidated Financial Statements:

              Balance Sheets - September 30, 1997 and
              December 31, 1996 . . . . . . . . . . . . . . . . . . . .    3

              Statements of Operations -
              Three Month Periods Ended September 30, 1997 and 1996 and
              Nine Month Periods Ended September 30, 1997 and 1996. . .    5

              Statement of Stockholders' Equity (Deficit)
              Nine Month Period Ended September 30, 1997. . . . . . . .    6

              Statements of Cash Flows -
              Nine Month Periods Ended September 30, 1997 and 1996. . .    7

              Notes to the Financial Statements . . . . . . . . . . . .    8

ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . .    14



                          PART II  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.       Legal Proceedings . . . . . . . . . . . . . . . . . . . .    18

ITEM 4.       Submission of Matters of a Vote of Security Holders . . .    18

ITEM 6.       Exhibits and Reports on Form 8-K  . . . . . . . . . . . .    18

              Signatures  . . . . . . . . . . . . . . . . . . . . . . .    19

                         PART I  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                      VITAFORT INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS
                                    ------

                                                             September 30        December 31
                                                                 1997                1996
                                                             ------------        -----------
                                                              (unaudited)

Current Assets:
  Cash                                                          $3,597,943      $  188,867
  Accounts receivable-trade, net of allowance for doubtful
    accounts of $67,743 at September 30, 1997 and
    $79,994 at December 31, 1996                                   508,852         430,789
  Notes receivable                                                  10,000          56,000
  Other receivables                                                 33,894           4,464
  Inventory, net                                                   268,989         361,196
  Prepaid expenses and other assets                                262,727         271,731
                                                                ----------      ----------
          Total Current Assets                                   4,682,405       1,313,047

Fixed Assets:
  Manufacturing equipment                                          290,912         290,912
  Furniture and office equipment                                   105,539         105,160
  Computer equipment                                               179,827         173,294
                                                                ----------      ----------
          Total Fixed Assets                                       576,278         569,366
  Less accumulated depreciation and amortization                  (316,997)       (231,592)
                                                                ----------      ----------
          Net Fixed Assets                                         259,281         337,774

Other Assets:
  Intangible and other assets                                      411,254         481,254
  Less accumulated amortization                                    (64,864)        (95,561)
                                                                ----------      ----------
          Net Other Assets                                         346,390         385,693
                                                                ==========      ==========
          Total Assets                                          $5,288,076      $2,036,514
                                                                ==========      ==========

       See accompanying notes to the consolidated financial statements.

                      VITAFORT INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
                 ---------------------------------------------

                                                                    September 30   December 31
                                                                        1997          1996
                                                                    ------------   -----------
                                                                     (unaudited)

Liabilities and Stockholders' Deficit

Current Liabilities:
     Notes payable                                                  $243,349       $  440,022
     Accounts payable                                                 52,322          921,919
     Accrued expenses                                                565,431          789,212
     Other current liabilities                                        37,859           37,859
                                                                    --------       ----------
         Total Current Liabilities                                   898,961        2,189,012

Stockholders' Equity(Deficit):
     Series A, 6% Cumulative Convertible Preferred Stock
      $0.01 par value, cumulative, 750 shares authorized,
      750 shares issued and outstanding at September 30,
      1997 and none at December 31, 1996                                   8                0
     Series B, 10% Cumulative Convertible Preferred Stock
      $0.01 par value, cumulative, 110,000 shares authorized,
      1,000 shares issued and outstanding at September 30, 1997
      and December 31, 1996; aggregate liquidation
      preference of $50,000 at September 30, 1997 and
      December 31, 1996                                                   10               10
     Series C, Convertible Preferred stock, $0.01 par value,
      450 shares authorized, 50 shares issued and outstanding
      as of September 30, 1997 and December 31, 1996;
      aggregate liquidation preference of $1 at September 30,
      1997 and December 31, 1996                                           1                1
     Subscribed common stock, 76,906 shares at September 30,
      1997 and 303,406 shares at December 31, 1996                    76,905          341,331
     Common stock, $.0001 par value.  Authorized
      9,000,000 shares at September 30, 1997 and 9,000,000 at
      December 31, 1996, issued and outstanding
      and 5,957,053 shares at September 30, 1997 and
      4,830,259 at December 31, 1996, respectively.                    9,093            8,886
     Additional paid-in capital                                   23,203,570       20,547,753
     Accumulated deficit                                         (18,900,472)     (21,050,479)
                                                                 -----------      -----------
         Total Stockholders' Equity(Deficit)                       4,389,115         (152,498)
                                                                 ===========      ===========
         Total Liabilities and Stockholders' Equity(Deficit)     $ 5,288,076      $ 2,036,514
                                                                 ===========      ===========

       See accompanying notes to the consolidated financial statements.

                      VITAFORT INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three Months Ended                   Nine Months Ended
                                                                  September 30,                       September 30,
                                                             -----------------------              ---------------------
                                                             1997               1996               1997           1996
                                                                   (unaudited)                         (unaudited)

Net sales                                                    $  322,116         $ 2,104,314      $ 1,497,223    $ 4,408,665
Cost of sales                                                   196,226           1,912,734        1,078,854      3,988,128
                                                             ----------         -----------      -----------    -----------
Gross profit                                                    125,890             191,580          418,369        420,537

Operating expenses:
    Product development                                         123,137             247,061          179,268        693,389
    Sales and Marketing                                         257,016             580,798          996,242      1,690,024
    General and administrative                                    3,227             573,929        1,894,114      1,603,775
                                                             ----------         -----------      -----------    -----------
              Total operating expenses                          383,380           1,401,788        3,069,624      3,987,188
                                                             ----------         -----------      -----------    -----------
Operating loss                                                 (257,490)         (1,210,208)      (2,651,255)    (3,566,651)
Other income (expense)                                           (3,409)              2,758           19,710         11,793
Interest expense                                                (53,585)             (4,423)        (153,138)       (13,693)
Interest income                                                  47,742                   0           47,742              0
Litigation recovery, net of costs                             4,886,947                   0        4,886,947              0
                                                             ----------         -----------      -----------     ----------
              Income(Loss) before provision
                for income taxes                              4,620,205          (1,211,873)       2,150,006     (3,568,551)
Provision for income taxes                                            0               1,105                0          3,159
                                                             ----------         -----------       ----------     ----------
              Net Income(Loss)                               $4,620,205         $(1,212,978)     $ 2,150,006    $(3,571,710)
                                                             ==========         ===========      ===========    ===========
              Net Income(Loss) per share                     $     0.73         $     (0.28)     $      0.40    $     (0.85)
                                                             ==========         ===========      ===========    ===========
              Weighted Average Shares
                of Common Stock Outstanding                   6,315,582           4,339,878        5,318,992      4,215,668
                                                             ==========         ===========      ===========    ===========

       See accompanying notes to the consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                     NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)



                                              Series A        Series B        Series C
                                             Convertible     Convertible     Convertible
                                              Preferred       Preferred       Preferred      Subscribed
                                                Stock           Stock           Stock           Stock
                                             -----------     -----------     -----------     ----------
Balance, January 1, 1997                      $       -       $       10      $        1      $ 341,331

Common stock subscribed in private
     placement, net of commissions                                                              450,000
Common stock - consulting                                                                      (264,426)
Exercise of stock options                                                                       183,100
Common stock issued as settlement
     of contract dispute
Common stock - consulting
Net loss
                                              ----------      ----------      ----------      ---------
Balance, March 31, 1997                       $       -       $       10      $        1      $ 710,005
                                              ==========      ==========      ==========      =========

Common stock issued in connection
with private placement, net of
commissions and offerings                                                                      (450,000)
Exercise of stock options                                                                      (183,100)
Exercise of stock options
Common stock - consulting
Series A Preferred issued in connection
with private placement, net of
     commissions and offerings                         8
Net loss
                                              ----------      ----------      ----------      ---------
Balance, June 30, 1997                        $        8      $       10      $        1      $  76,905
                                              ==========      ==========      ==========      =========

Common stock - consulting

Exercise of stock options

Net income
                                              ----------      ----------      ----------      ---------
Balance, September 30, 1997                   $        8      $       10      $        1      $  76,905
                                              ==========      ==========      ==========      =========

                                                   Common Stock         Additional
                                             -----------------------      Paid In          Accumulated
                                               Shares         Amount      Capital            Deficit            Total
                                             ---------        ------    -----------       -------------       -----------
Balance, January 1, 1997                     4,830,259        $8,886    $20,547,753        $(21,050,479)      $  (152,498)

Common stock subscribed in private
     placement, net of commissions                                                                                450,000
Common stock - consulting                      235,000            23        226,477                               (37,926)
Exercise of stock options                                                                                         183,100
Common stock issued as settlement                                                                                      -
     of contract dispute                        70,000             7         78,743                                78,750
Common stock - consulting                       20,000             2         22,498                                22,500
Net loss                                                                                       (815,029)         (815,029)
                                             ---------        ------    -----------        ------------       -----------
Balance, March 31, 1997                      5,155,259        $8,918    $20,875,471        $(21,865,508)      $  (271,103)
                                             =========        ======    ===========        ============       ===========

Common stock issued in connection
with private placement, net of
commissions and offerings                      500,000            50        449,950                                    -
Exercise of stock options                      183,100            18        183,082                                    -
Exercise of stock options                      185,600            19        162,381                               162,400
Common stock - consulting                       10,000             1         10,619                                10,620
Series A Preferred issued in connection                                                                                -
with private placement, net of                                                                                         -
     commissions and offerings                                              672,992                               673,000
Net loss                                                                                    (1,655,170)        (1,655,170)
                                             ---------        ------    -----------        ------------       -----------
Balance, June 30, 1997                       6,033,959        $9,006    $22,354,495        $(23,520,678)      $(1,080,253)
                                             =========        ======    ===========        ============       ===========

Common stock - consulting                      773,686            78        763,284                               763,362

Exercise of stock options                       90,000             9         85,791                                85,800

Net income                                                                                    4,620,206         4,620,206
                                             ---------        ------    -----------        ------------       -----------
Balance, September 30, 1997                  6,897,645        $9,093    $23,203,570        $(18,900,472)      $ 4,389,115
                                             =========        ======    ===========        ============       ===========

                      VITAFORT INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               ---------------------------
                                                                                1997                  1996
Increase (Decrease) In Cash:                                                           (unaudited)

Cash flows from operations:
     Net Income/(Loss)                                                        $2,150,006            $(3,571,710)
     Adjustments to reconcile net income/(loss) to net cash
       used in operating activities:
       Depreciation and amortization                                             124,708                 94,998
       Allowance for doubtful accounts                                           (12,250)                     0
       Inventory reserves                                                       (832,296)                     0
     (Increase) decrease in:
       Inventory                                                                 924,502             (1,516,839)
       Accounts receivable                                                       (69,640)            (1,150,328)
       Prepaids and other assets                                                  29,403               (477,613)
     Increase (decrease) in:
       Accounts payable                                                         (639,587)             1,325,140
       Accrued expenses                                                         (223,781)              (205,668)
                                                                              ----------            -----------
              Net cash provided by (used) in operating activities              1,451,065             (5,502,020)
                                                                              ----------            -----------

Cash flows from investing activities:
     Purchase of short-term investment                                                 0                (41,000)
     Purchase of property and equipment                                           (6,912)              (180,741)
                                                                              ----------            -----------
     Cash paid for acquisition                                                         0               (183,907)
                                                                              ----------            -----------
              Net cash provided by(used) in investing activities                  (6,912)              (405,648)
                                                                              ----------            -----------
Cash flows from financing activities:
     Proceeds from issuance of common and preferred stock, net                 2,391,607              5,118,501
     Proceeds from (repayment of) notes payable, short-term                            0                (75,000)
     (Repayment of) note payable - bank                                         (426,683)               896,587
     Prepayment of long-term debt                                                      0               (164,505)
                                                                              ----------            -----------
              Net cash provided by financing activities                        1,964,924              5,775,583
                                                                              ----------            -----------
              Net increase(decrease) in cash                                   3,409,076               (132,085)
                                                                              ----------            -----------
              Cash at beginning of period                                        188,867              1,316,406
                                                                              ----------            -----------
              Cash at end of period                                           $3,597,944            $ 1,184,321
                                                                              ==========            ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                 $   45,000            $     5,632
                                                                              ==========            ===========
Supplemental disclosures of non-cash investing and financing activities:
     Issuance of common stock for: Conversion of debt                         $        0            $   973,207
                                                                              ==========            ===========

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

     (d) Fixed assets are composed of manufacturing equipment, furniture, office equipment, and computer equipment and are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life, generally five years or less.

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

                      VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

(4)  Inventories:

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Market-based valuations are based upon estimates and assumptions, and are generally limited to slow moving product offerings. As of September 30, 1997, inventory consisted of the following:

     Finished Goods                                     $  68,390
     Packaging and Raw Material                           551,427
     Less: Reserves for slow moving and spoilage         (350,828)
                                                        ---------
                                                        $ 268,989
                                                        =========

(5)  Prepaid Expenses and Other Assets:

     Prepaid expenses and other current assets as of September 30, 1997 and December 31, 1996 consist of the following:

                                                 September 30,      December 31,
                                                     1997              1996
                                                 -------------      ------------
     Deposits                                         $  1,600          $ 10,000
     Trade promotion expenses                           15,653           177,865
     Insurance                                          45,253            14,897
     Consulting (Current Portion)                      151,194                 0
     Other prepaids                                     48,973            68,969
                                                      --------          --------
     Total Prepaid and Other Current Assets           $262,673          $271,731
                                                      ========          ========

(6)  Accrued Expenses

     Accrued expenses and other current liabilities as of September 30, 1997 and December 31, 1996 are detailed as follows:

                                              September 30,        December 31,
                                                  1997                1996
                                              ------------         -----------
     Accrued Compensation                          $      0            $ 65,570
     Accrued Insurance                                    0                   0
     Accrued Interest Payable                             0                 436
     Accrued Legal Fees                                   0              70,811
     Accrued Consulting Fees                              0              22,500
     Accrued Commissions                             89,276                   0
     Accrued Advertising/Promotion                  272,716             407,359
     Other Accrued Expenses                         203,439             222,536
                                                   --------            --------
                                                   $565,431            $789,212
                                                   ========            ========

                      VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

(7)  Notes Payable - Bank:

     The Company is no longer in default with respect to certain financial covenants under the terms of its agreement with the secured lender. For financial statement purposes, the entire amount is classified as a current liability, however, due to the financial uncertainty of the business.

(8)  Other Current Liabilities:

     Other current liabilities consists of a $37,859 14% note payable to shareholders, due in monthly installments of $4,033, including interest, through October 1997, secured by certain of the Company's fixed assets.

(9)  Stockholders' Equity:

     During the nine-month period ended September 30, 1997, the following common stock transactions occurred:

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

     d. The Company entered into a subscription agreement in February, 1997 with an investor who purchased 500,000 shares of common stock at $1.00 per share. At funding, a 10% fee was paid to a facilitator and warrants were given to that same facilitator to purchase 125,000 shares of common stock at a price of $1.375 per share. During the period ended September 30, 1997, the Company reduced the exercise price of these options to $1.00.

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

                      VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


     f. The Company issued 185,600 shares at $0.875 per share upon the exercise of options granted under the Non-Incentive Stock Option Plan. Non-officers of the Company exercised such options through the application of accrued payroll and other various expenses.

     g. The Company entered into a subscription agreement in May 1997 with another investor for $250,000 of Series "A" Preferred Stock. The series has a cumulative dividend rate of 6% (six percent), no voting rights, and is convertible at any time at the lower of $1.25 or a 30% (thirty percent) discount to the market price at the time of conversion. The facilitator received a 10% (ten percent) fee from the proceeds and a warrant to purchase 17,500 shares of common stock at an exercise price of $1.00 per share.

     h. The Company issued 10,000 shares at a value of $1.06 per share upon the exercise of an option granted to a former employee as compensation for consulting services and related expenses.

     i. On July 16, the Company accepted a cashless exchange of expenses for options on 30,000 shares to a consultant.

     j. The Company issued 418,086 shares at $1.25 per share to various providers of services under an S-8 filing.

     k. 100,000 shares at $.93 per share was issued to a professional firm for previous services rendered.

     l. On August 28, the Company issued 255,600 shares at $.93 per share in compensation for services rendered.

     m. The Company allowed a cashless option of 60,000 shares at $.93 per share for consulting services.

(10) Going Concern:

     The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. At September 30, 1997, total current liabilities were exceeded by current assets by $3,783,444 and the Company had a positive net worth of $4,389,115. Although the Company received $6,750,000 as proceeds from the Keebler arbitration, it must realize a satisfactory level of profitability from its current and future operations in order to remain a viable entity. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

                      VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

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

                      VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

(14) Legal Proceedings

     In December 1994, Lloyd Gaunt, who invested an aggregate of $75,000 in certain of the Company's private placements, initiated an action in Superior Court, Orange County, California against his stockbroker, two national brokerage firms, several companies in which he had invested; and, certain of those company's officers. Included among the defendants were the Company and its then Chief Executive Officer. The complaint seeks damages in an unspecified amount in excess of $500,000 and punitive damages in an unspecified amount in excess of $5,000,000. The Court has dismissed the class action claims as to the Company and granted a motion that the claims against the brokerage firms and associated persons must be submitted to arbitration. The Plaintiff has appealed that ruling. The Company denies any liability to the plaintiff and intends to vigorously defend this action. The Company notes that the plaintiff sold a portion of the securities he purchased from the Company, realizing a profit; that the balance of the securities became salable under Rule 144; and that, if sold, the Plaintiff could recoup his entire investment on his $75,000 investment.

     In connection with the acquisition of assets of Auburn Farms, Inc., (AFI) under the FPA, the Company acquired certain rights of AFI against its co-packer and against Barbara's Bakery. The Company is pursuing these rights, and in May 1996, initiated an action alleging Lanham Act violations, misappropriation of trade secrets, unfair competition and related claims. The defendants have filed counterclaims against the Company and Auburn Farms alleging various tort and contract claims. Counsel for Vitafort is reviewing the case to determine the best course of action to continue forward.

     On October 9, 1996, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Eloy Louis Ellis vs. Vitafort, Inc., a Delaware Corporation; Mark Beychok and Does 1-50 inclusive." The complaint alleges Breach of Oral Contract, Breach of Written Contract, and other similar claims arising out of the consulting relationship that previously existed between the Company and Mr. Ellis. The Complaint seeks damages in an unspecified amount. The court has sustained, without leave to amend, a demurrer to the claims against Mark Beychok and sustained the demur, with leave to amend, against the Company. Mr. Ellis has filed an amended complaint against the Company. The Company is in the process of document discovery and is defending the action vigorously.

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

Three Months Ended September 30, 1997 and 1996
----------------------------------------------

Results of Operations:

     The net proceeds from the damage award in the Keebler Company arbitration has eliminated, at least in the short term, the liquidity problem that has plagued the Company over the past year. Currently, the Company is negotiating payout terms with certain vendors and reestablishing credit terms with its current co-packers to improve its inventory levels to meet customer requirements while at the same time prolonging its current cash position.

     Although the cash position has improved, the problems associated with the lack of resources in the past continue to hamper customer relations through the impact of returned products on the ability of the Company to collect its trade accounts receivable in full, the position of some customers who will continue to do business with the Company only after the past amounts due them for advertising and returns are settled in full, and other customers who are waiting to see new products introduced by the Company before agreeing to continue to be a customer of the Company.

     Since the cash infusion, the Company has focused on continuing to repair the relationships with its customers and vendors by insuring that the records of both organizations are in agreement, establishing a payment schedule, if necessary, agreeable to both parties, and using this communication to open the relationship to future business. In addition, the Company is using its resources to prepare for the new products that it will need to launch to maintain its position in the market and improve its visibility with the ultimate customer, the consumer.

Net Sales:

     For the three month period ended September 30, 1997, net sales were $322,116 compared to $2,104,314 for the same period in 1996, a decrease of $1,782,198 from the previous year. The lack of customer confidence in some of the products, mainly Fudgets and Caketts, is reflected in the decline in sales of those products from $1,342,334 for the three months ended September 30, 1996 to $151,989 for the same period in 1997. Additionally, the cash flow constraints imposed upon the Company during the first part of 1997 has contributed to the reduction of sales for the nine month periods from $4,408,665 in 1996 to $1,497,223 in 1997, a decrease of $2,911,442.
     The Toast'N Jammers brand of low fat toaster pastries continues to represent almost one-half of the total net sales for the three months ended September 30, 1997 and over one-third for the nine month period ended September 30, 1997.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AS RESULTS OF OPERATIONS

                                  (Unaudited)

Gross Profit:

     Gross profit increased from 9.1% of net sales for the three months ended September 30, 1996 to 39.1% for the same three-month period in 1997. Absolute dollar amounts, however, declined from $ 191,580 to $ 125,890 for the three-month periods ending September 30, 1996 and 1997 respectively. The overall increase in the Company's gross profit margin reflects the continued effort to maintain overall profit targets without major discounts and allowances. For the nine months ended September 30, 1996 the gross profit margin was $ 420,537 or 9.5% of net sales compared to $ 418,369 or 27.9% for the same period ended September 30, 1997. This increase in gross margin as a percent of net sales continues to reflect the Company's effort toward improving this area.

Operating Expenses:

     Overall expenses have been reduced due to the cost control procedures implemented by the Company. In addition, the reimbursement of $ 767,000 in this quarter of legal fees and costs associated with the Keebler arbitration award is reflected in the reduction in general and administrative expenses. The reduction in both product development and sales and marketing expenses reflects the effort by the Company in these areas to increase performance without significant expenditures of resources. The reduction in general and administrative expenses would have been greater had the final legal fees and associated costs relating to the Keebler arbitration not been included. Since the award, the Company is beginning to both refocus its efforts in the product development area to introduce new products and in the sales and marketing area as it reestablishes its customer, broker, and support organizations.

Product Development:

     During 1997, the Company has been forced to substantially reduce its expenditures in this area due to the financial constraints in the first half of the year. This has resulted in a drop in expenditures of $ 514,121 for the nine months ended September 30, 1997 compared to the same period of 1996. The drop in expenses are primarily in salaries, travel, and laboratory research and development where the expenses in 1996 were $ 137,665 for the three months ended September 30, 1996 compared to $ 0 for the same period in 1997. This was partially offset, however, by the increase in consulting expenses during the three month period in 1997 which was $ 57,925 more than the same period of 1996. As a result of the Keebler award, the Company is again starting to apply resources to this area both to improve or modify existing products and to introduce new products during the end of 1997 and 1998 and 1999. However, in keeping with its new strategies, it will seek to utilize co-packers and their resources to improve and develop products so that the Company's costs may be minimized.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AS RESULTS OF OPERATIONS

                                  (Unaudited)


Sales and Marketing:

     The Company's expense levels in these disciplines continues to be reduced as a result of both lower net sales volume and concerted effort by management to continue to eliminate expenses where appropriate. For the nine months ended September 30, 1997 expenses were $ 996,242 compared to $1,690,024 for the same nine month period in 1996, a decrease of $693,782 from 1997 to 1996. The majority of these cost reductions are in salaries, consultants and travel, $361,500; freight of $59,335; sales promotions, $242,708; and commissions and royalties of $101,020. For the three month period ended September 30, 1997, the total sales and marketing expenses were $257,016 compared to $580,798 for the same period of 1996, a decrease of $323,782. The reduction was primarily in the areas directly related to volume of net sales, such as commissions and royalties, freight out, sales promotions, and travel. The Company is beginning to reenter the distribution network by reestablishing relationships with existing customers, adding new brokers and customers as appropriate, and starting the process of improving its customer relations with all customers.

General and Administrative:

     For the nine months ended September 30, 1997, expenses were $1,894,114 compared to $1,603,775 for the nine months ended September 30, 1996, an increase of $290,339. The majority of the increase in expenses are in the professional services area, particularly legal expenses totaling $1,183,718 less the Keebler arbitration reimbursement of $767,000; insurance of $ 80,759; and amortization and depreciation of $52,154. The professional services increase is almost directly related to the litigation defenses of the Company, primarily for the Keebler arbitration. For the three months ended September 30, 1997 expenses were $770,227 before the award of $767,000 which resulted in a balance of $(3,227) compared to $573,929 for the three month period ended September 30, 1996. The increases in 1997 over 1996 of $192,298 are in the areas of amortization and depreciation of $30,564; an increase in bad debts of $45,000 from an employee due to the filing of personal bankruptcy; and the increase in insurance cost of $65,666.

Other income (expense) including interest and litigation recovery, net of expenses:

     Interest expenses reflects the continuing cost of the line of credit with Coast Business Credit, the primary lender. Upon receipt of the Keebler arbitration, the Company immediately invested the proceeds in short-term government securities, with the approval of the Board of Directors. The interest income for the three months ended September 30, 1997 reflects the receipts from these short term investments.

     Upon the Keebler arbitration award, the Company has recorded the $5,983,000 as income under the heading litigation recovery, net of costs. In addition, the Company was able to cancel outstanding debt in the amount of $140,829 due to the Keebler Company and incurred and paid $1,236,883 to ATCOLP INVESTMENT PARTNERS under the existing agreement with them for the advancement of certain funds to pay the litigation expenses.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AS RESULTS OF OPERATIONS

                                  (Unaudited)

Liquidity and Capital Resources:

                                                      Nine Months Ended
                                                         September 30,
                                                    1997               1996
                                                 ----------        -----------
Net Cash Generated (Used) for Operations         $1,451,065        $(5,502,020)
Net Cash Used for Investing Activities                6,912           (405,648)
Net Cash Provided by Financing Activities         1,964,924          5,775,583
Working Capital (Deficit)                         3,783,444           (875,965)



     The Keebler award has eliminated the short-term cash requirements of the Company and has allowed the Company the time to begin increasing its efforts in the areas of product development and sales and marketing. In addition, the Company has negotiated long term payment schedules with certain of its old vendors, which will allow it to further concave cash. Although the cash position has improved, the long term financial viability still remains in doubt due to the lack of customer acceptance of the Fudgets and Caketts and the loss of distribution and shelf space due to the past inability to ship product in a timely manner. While the Company is now able to ship product timely, the rebuilding of the customer relationship and the continuing effort in the product development function will continue to adversely impact the Company's liquidity in the near term.

                          PART II  OTHER INFORMATION

                          ITEM 1.  LEGAL PROCEEDINGS


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

In connection with the acquisition of assets of Auburn Farms, Inc., (AFI) under the FPA, the Company acquired certain rights of AFI against its co-packer and against Barbara's Bakery. The Company is pursuing these rights, and in May 1996, initiated an action alleging Lanham Act violations, misappropriation of trade secrets, unfair competition and related claims. The defendants have filed counterclaims against the Company and Auburn Farms alleging various tort and contract claims. Counsel for Vitafort is reviewing the case to determine the best course of action to continue forward.

On October 9, 1996, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Eloy Louis Ellis vs. Vitafort, Inc., a Delaware Corporation; Mark Beychok and Does 1-50 inclusive." The complaint alleges Breach of Oral Contract, Breach of Written Contract, and other similar claims arising out of the consulting relationship that previously existed between the Company and Mr. Ellis. The Complaint seeks damages in an unspecified amount. The court has sustained, without leave to amend, a demurrer to the claims against Mark Beychok and sustained the demur, with leave to amend, against the Company. Mr. Ellis recently filed an amended complaint against the Company. The Company is in the process of documents discovery and is defending the action vigorously.

         ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarters ended September 30, 1997, the Company obtained written consent of the holders of a majority of its issued and outstanding common shares, which the Company has the authority to issue, from 9,000,000 shares to 30,000,000 shares. The holders of 3,218,102 common shares gave their consent to the proposal; the holders of 182,761 common shares did not consent; and the holders of 20,655 common shares abstained from voting based on the written consents received by the Company's transfer agent through July 7, 1997.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  None

(b)  Reports on Form 8-K.
          Report on Form 8-K dated June 19, 1997, reporting the interim award in the Keebler Arbitration as an "Item 5. Other Event."

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



                            Date: November 14, 1997