Form 10QSB/A
period 1997-09-30
VITAFORT INTERNATIONAL CORP
filed 1998-01-20
CIK 857139

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

                     Yes: X          No:
                          -

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on January 15, 1998 is 7,072,052.

                       VITAFORT INTERNATIONAL CORPORATION



                                    CONTENTS


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1.   Consolidated Financial Statements:

          Balance Sheets - September 30, 1997 (unaudited)
          and December 31, 1996........................................   3

          Statements of Operations -
          Three Month Periods Ended September 30, 1997 and 1996
          (unaudited) and Nine Month Periods Ended September 30, 1997
          and 1996 (unaudited)                                            5

          Statement of Stockholders' Equity (Deficit) -
          Nine Month Period Ended September 30, 1997 (unaudited).......   6

          Statements of Cash Flows -
          Nine Month Periods Ended September 30, 1997 and 1996
          (unaudited)..................................................   7

          Notes to the Financial Statements............................   8

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................   14

                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

ITEM 1.   Legal Proceedings............................................   19

ITEM 4.   Submission of Matters of a Vote of  Security Holders.........   19

ITEM 6.   Exhibits and Reports on Form 8-K.............................   20

          Signatures...................................................   21

                         PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                       VITAFORT INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                        September 30    December 31
                                                                            1997            1996
                                                                        -------------   ------------
                                                                         (unaudited)
Current Assets:

          Cash and cash equivalents                                       $3,597,943     $  188,867
          Accounts receivable-trade, net of allowance for doubtful
            accounts of $67,743 at September 30, 1997 and
            $79,994 at December 31, 1996                                     508,852        430,789
          Notes receivable                                                    10,000         56,000
          Other receivables                                                   33,894          4,464
          Inventory, net                                                     268,989        361,196
          Prepaid expenses and other assets                                  262,727        271,731
                                                                          ----------     ----------

              Total Current Assets                                         4,682,405      1,313,047

Fixed Assets:
          Manufacturing equipment                                            290,912        290,912
          Furniture and office equipment                                     105,539        105,160
          Computer equipment                                                 179,827        173,294
                                                                          ----------     ----------
              Total Fixed Assets                                             576,278        569,366
          Less accumulated depreciation and amortization                    (316,997)      (231,592)
                                                                          ----------     ----------
              Net Fixed Assets                                               259,281        337,774

Other Assets:
          Intangible and other assets                                        411,254        481,254
          Less accumulated amortization                                      (64,864)       (95,561)
                                                                          ----------     ----------
              Net Other Assets                                               346,390        385,693
                                                                          ==========     ==========

              Total Assets                                                $5,288,076     $2,036,514
                                                                          ==========     ==========

        See accompanying notes to the consolidated financial statements.

                       VITAFORT INTERNATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
                 ---------------------------------------------

                                                                   September 30    December 31
                                                                       1997           1996
                                                                   -------------   -----------
                                                                    (unaudited)
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
  Notes payable                                                       $  243,349      $  440,022
  Accounts payable                                                       312,727       1,263,250
  Accrued expenses                                                       608,431         789,212
  Note payable to shareholders                                            37,859          37,859
                                                                      ----------      ----------
                   Total Current Liabilities                           1,202,366       2,530,343

Stockholders' Equity(Deficit):
  Series A, 6% Cumulative Convertible Preferred Stock
   $0.01 par value, cumulative, 750 shares authorized,
   750 shares issued and outstanding at September 30, 1997
   and none at December 31, 1996; aggregate liquidation
   preference of $750,000 at September 30, 1997                                8               0
  Series B, 10% Cumulative Convertible Preferred Stock
   $0.01 par value, cumulative, 110,000 shares authorized,
   1,000 shares issued and outstanding at September 30, 1997
   and December 31, 1996; aggregate liquidation
   preference of $50,000 at September 30, 1997 and
   December 31, 1996                                                          10              10
  Series C, Convertible Preferred stock, $0.01 par value,
   450 shares authorized, 50 shares issued and outstanding
   as of September 30, 1997 and December 31, 1996;
   aggregate liquidation preference of $50,000 at September 30,
   1997 and December 31, 1996                                                  1               1
  Common stock, $.0001 par value.  Authorized
   9,000,000 shares at September 30, 1997 and 9,000,000 at
   December 31, 1996, issued and outstanding
   6,741,050 shares at September 30, 1997 and
   4,908,664 at December 31, 1996, respectively.                           8,870           8,686
 Additional paid-in capital                                           23,246,457      20,547,953
 Accumulated deficit                                                 (19,169,636)    (21,050,479)
                                                                    ------------    ------------
       Total Stockholders' Equity(Deficit)                             4,085,710        (493,829)
                                                                    ============    ============

       Total Liabilities and Stockholders' Equity(Deficit)          $  5,288,076    $  2,036,514
                                                                    ============    ============

        See accompanying notes to the consolidated financial statements.

                       VITAFORT INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                    September 30,
                                                        ------------------------------     -----------------------------
                                                           1997                1996             1997            1996
                                                                 (unaudited)                        (unaudited)
Net sales                                               $  322,116          $ 2,104,314      $ 1,497,223     $ 4,408,665
Cost of sales                                              196,226            1,912,734        1,078,854       3,988,128
                                                        ----------          -----------      -----------     -----------
Gross profit                                               125,890              191,580          418,369         420,537

Operating expenses:
 Product development                                       123,137              247,061          179,268         693,389
 Sales and Marketing                                       257,016              580,798          996,242       1,690,024
 General and administrative                                  3,227              573,929        1,894,114       1,603,775
                                                        ----------          -----------      -----------     -----------

  Total operating expenses                                 383,380            1,401,788        3,069,624       3,987,188
                                                        ----------          -----------      -----------     -----------

Operating loss                                            (257,490)          (1,210,208)      (2,651,255)     (3,566,651)
Other income (expense)                                      (3,409)               2,758           19,710          11,793
Interest expense                                           (53,585)              (4,423)        (153,138)        (13,693)
Interest income                                             47,742                    0           47,742               0
Litigation recovery, net of costs                        4,886,947                    0        4,886,947               0
                                                        ----------          -----------      -----------     -----------

  Income(Loss) before provision
    for income taxes                                     4,620,205           (1,211,873)       2,150,006      (3,568,551)
Provision for income taxes                                       0                1,105                0           3,159
                                                        ----------          -----------      -----------     -----------

   Net Income(Loss)                                      4,620,205           (1,212,978)       2,150,006      (3,571,710)

Deemed dividends to preferred shareholders                       0                    0         (269,164)              0
                                                        ----------          -----------      -----------     -----------

   Net Income (Loss) allocable to
    common shareholders                                 $4,620,205          $(1,212,978)     $ 1,880,842     $(3,571,710)
                                                        ==========          ===========      ===========     ===========

   Net Income(Loss) per share                                $0.67               $(0.28)           $0.33          $(0.85)
                                                        ==========          ===========      ===========     ===========

   Weighted Average Shares
     of Common Stock                                     6,868,277            4,339,878        5,762,985       4,215,668
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

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                     Nine Months ended September 30, 1997
                                  (unaudited)

                                      Series A     Series B     Series C
                                     Convertible  Convertible  Convertible
                                      Preferred    Preferred    Preferred   Subscribed
                                        Stock        Stock        Stock       Stock
                                     -----------  -----------  -----------  ----------
Balance, January 1, 1997             $       -    $       10   $        1   $      -
Common stock issued in private
  placement, net of commissions                                                    -
Exercise of stock options                                                          -
Common stock issued as settlement
  of contract dispute
Exercise of stock options
Series A Preferred issued in
  connection with private
  placement, net of commissions
  and expenses                                8
Conversion of debt to equity

Exercise of stock options

Preferred Stock Dividends

Net income
                                     ----------    ----------   ----------   ---------
Balance, September 30, 1997          $        8    $       10   $        1   $      -
                                     ==========    ==========   ==========   =========

                                         Common Stock
                                     --------------------    Additional Paid    Accumulated
                                      Shares       Amount       In Capital        Deficit          Total
                                     ---------     ------    ---------------   ------------     ----------
Balance, January 1, 1997             4,908,664     $8,686      $20,547,953     $(21,050,479)    $ (493,829)
Common stock issued in private
  placement, net of commissions        500,000         50          449,950                         450,000
Exercise of stock options              183,100         18          183,082                         183,100
Common stock issued as settlement
  of contract dispute                   70,000          7           78,743                          78,750
Exercise of stock options              185,600         19          162,381                         162,400
Series A Preferred issued in
  connection with private
  placement, net of commissions
  and expenses                                                     672,992                         673,000
Conversion of debt to equity           803,686         81          796,401                         796,482

Exercise of stock options               90,000          9           85,791                          85,800

Preferred Stock Dividends                                          269,164         (269,164)            -

Net income                                                                        2,150,007      2,150,007
                                     ---------     ------      -----------     ------------     ----------
Balance, September 30, 1997          6,741,050     $8,870      $23,246,457     $(19,169,636)    $4,085,710
                                     =========     ======      ===========     ============     ==========

                       VITAFORT INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                      1997             1996
                                                           (unaudited)
Increase (Decrease) In Cash and Cash
 Equivalents:
Cash flows from operations:
    Net Income(Loss)                                $2,150,006       $(3,571,710)
    Adjustments to reconcile net income
     (loss) to net cash used in operating
      activities:
      Depreciation and amortization                    124,708            94,998
      Allowance for doubtful accounts                  (12,250)                0
      Inventory reserves                              (832,296)                0
    (Increase) decrease in:
      Inventory                                        924,502        (1,516,839)
      Accounts receivable                              (69,640)       (1,150,328)
      Prepaids and other current assets                 29,403          (477,613)
    Increase (decrease) in:
      Accounts payable                                  75,969         1,325,140
      Accrued expenses                                (180,781)         (205,668)
                                                    ----------       -----------
         Net cash provided by (used in)
          operating activities                       2,209,621        (5,502,020)
                                                    ----------       -----------
Cash flows from investing activities:
     Purchase of short-term investment                       0           (41,000)
     Purchase of property and equipment                 (6,912)         (180,741)
     Cash paid for acquisition                               0          (183,907)
                                                    ----------       -----------
          Net cash provided by (used in)
           investing activities                         (6,912)         (405,648)
                                                    ----------       -----------
Cash flows from financing activities:
     Proceeds from issuance of common and
      preferred stock, net                           1,633,050         5,118,501
     Repayment of notes payable                      ( 576,683)          (75,000)
     Proceeds from notes payable                       150,000           896,587
     Repayment of long-term debt                             0          (164,505)
                                                    ----------       -----------
          Net cash provided by financing
           activities                                1,206,367         5,775,583
                                                    ----------       -----------
          Net increase(decrease) in cash             3,409,076          (132,085)
                                                    ----------       -----------
          Cash and cash equivalents at
           beginning of period                         188,867         1,316,406
                                                    ----------       -----------
Cash and cash equivalents at end of period          $3,597,944       $ 1,184,321
                                                    ==========       ===========
Supplemental disclosures of cash flow
 information:
     Cash paid during the period for interest       $   45,000       $     5,632
                                                    ==========       ===========
Supplemental disclosures of non-cash investing
 and financing activities:
Issuance of common stock for conversion of debt     $  796,482       $   973,207
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

     As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes have been and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1996.

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

     (c) Prepaid assets include product introduction expenses, which are recorded at cost and amortized over the economic life thereof, but not in excess of twelve months, consulting and other prepaids.

     (d) Fixed assets are composed of manufacturing equipment, furniture, office equipment, and computer equipment and are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life, generally five years or less.

     (e) Intangible assets are composed of debt issuance costs and acquisition costs of Auburn Farms and Natures Warehouse trademarks, prepaid professional services contracts and are recorded at cost. The acquisition costs associated with trademarks are being amortized on a straight-line basis over twenty years. All other intangible assets are being amortized on a straight-line basis over periods not exceeding five years.

                       VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

          (f) For the purpose of cash flow, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          (g) Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

          (h) For the three and nine months ended September 30, 1997, earnings per share has been computed using the average number of common shares outstanding during the period and common stock equivalents, consisting of stock options, calculated by using the treasury stock method.

              Common stock equivalents are anti-dilutive for the three and nine months ended September 30, 1996. Dividends on cumulative preferred stock are not material.

(3)  Inventories:

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Market-based valuations are based upon estimates and assumptions, and are generally limited to slow moving product offerings. Inventory consisted of the following:

                                                             September 30,    December 31,
                                                                  1997            1996
                                                            --------------   -------------
          Finished Goods                                        $   68,390     $ 1,071,180
          Packaging and Raw Material                               551,427         473,140
          Less:  Reserves for slow moving and spoilage            (350,828)     (1,183,124)
                                                                ----------     -----------

                                                                $  268,989     $   361,196
                                                                ==========     ===========

     During the three and nine months ended September 30, 1997 and during the three and nine months ended September 30, 1996, charges included in cost of sales related to inventory reserves were $427,345 and $863,109, and $0, and $0, respectively.


(4)  Prepaid Expenses and Other Current Assets:

     Prepaid expenses and other current assets as of September 30, 1997 and December 31, 1996 consist of the following:

                                                        September 30,   December 31,
                                                            1997            1996
                                                        -------------   ------------
          Deposits                                         $  1,600       $ 10,000
          Product introduction costs                         15,653        177,865
          Insurance                                          45,253         14,897
          Consulting                                        151,194            -0-
          Other prepaids                                     49,027         68,969
                                                           --------       --------
          Total Prepaid and Other Current Assets           $262,727       $271,731
                                                           ========       ========

                       VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

(5)  Accrued Expenses

     Accrued expenses and other current liabilities as of September 30, 1997 and December 31, 1996 are detailed as follows:

                                        September 30,   December 31,
                                            1997            1996
                                        -------------   ------------
     Accrued Compensation                    $      0       $ 65,570
     Accrued Interest Payable                       0            436
     Accrued Legal Fees                        43,000         70,811
     Accrued Consulting Fees                        0         22,500
     Accrued Commissions                       89,276            -0-
     Accrued Advertising/Promotion            272,716        407,359
     Other Accrued Expenses                   203,439        222,536
                                             --------       --------
                                             $608,431       $789,212
                                             ========       ========

(6)  Notes Payable - Bank:

     The Company is no longer in default with respect to certain financial covenants under the terms of its agreement with the secured lender. For financial statement purposes, the entire amount is classified as a current liability, however, due to the financial uncertainty of the business.


(7)  Note Payable to Shareholders:

     Note payable to shareholders consists of a $37,859 14% note payable, due in monthly installments of $4,033, including interest, through October 1997, secured by certain of the Company's fixed assets.


(8)  Stockholders' Equity:

     During the nine-month period ended September 30, 1997, the following common stock transactions occurred, all of which were valued at fair market:

     a. The Company issued 70,000 shares at a value of $1.125 per share as settlement for a contract dispute.

     b. The Company issued 20,000 shares at a value of $1.125 per share upon the exercise of an option granted to a former employee as compensation for consulting services and past unpaid accrued vacation.

                        VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)



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

     e. The Company entered into a subscription agreement in April 1997 with an unrelated investor for $500,000 of 1997 Series A Preferred Stock. The preferred stock has a cumulative dividend rate of 6% with no voting rights. The conversion price is the lower of $1.25 per share or a 30% discount to the market price at the time of conversion. The preferred stock is convertible at any time. For accounting purposes, the original issue discount of $214,286 is being treated as a deemed dividend. The facilitator received a 10% fee from the proceeds, as well as warrants to purchase 35,000 shares of common stock at an exercise price of $1.00 per share.

     f. The Company issued 185,600 shares at $0.875 per share upon the exercise of options granted under the Non-Incentive Stock Option Plan. Non-officers of the Company exercised such options through the application of accrued payroll and other various expenses.

     g. The Company entered into a subscription agreement in May 1997 with another investor for $250,000 of 1997 Series A Preferred Stock. The series has a cumulative dividend rate of 6%, no voting rights, and is convertible at any time at the lower of $1.25 or a 30% discount to the market price at the time of conversion. For accounting purposes, the original issue discount of $54,878 is being treated as a deemed dividend. The facilitator received a 10% fee from the proceeds and a warrant to purchase 17,500 shares of common stock at an exercise price of $1.00 per share.

     h. The Company issued 10,000 shares of common stock at a value of $1.06 per share upon the exercise of an option granted to a former employee as compensation for consulting services and related expenses.

     i. On July 16, 1997, the Company accepted a cashless exchange of expenses for options on 30,000 shares of common stock valued at $1.00 per share to a consultant.

                       VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


     j. The Company issued 418,086 shares of common stock at $1.25 per share to various providers of services under an S-8 filing.

     k. 100,000 shares of common stock at $.93 per share was issued to a professional firm for previous services rendered.

     l. On August 28, the Company issued 255,600 shares of common stock at $.93 per share in compensation for services rendered.

     m. The Company issued a cashless option of 60,000 shares of common stock valued at $.93 per share for consulting services.


(9)  Going Concern:

     The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. Although the Company received $6,750,000 as proceeds from the Keebler arbitration, it must realize a satisfactory level of profitability from its current and future operations in order to remain a viable entity. The Company's auditors have included an explanatory paragraph in their report for the year ended December 31, 1996, indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The Company anticipates losses from operations during the remainder of 1997. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.


(10) Legal Proceedings

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

                       VITAFORT INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


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


(11) Recent Financial Developments

     On Friday, June 20, 1997, the Company received notice of the interim award under the arbitration with the Keebler Company. The award was for $5,983,923 as well as compensation for all legal fees and costs associated with the arbitration proceedings. Based on the agreement with ATCOLP INVESTMENT PARTNERS (the "Lender"), the Company agreed to pay the Lender a sliding percentage of the proceeds from the settlement in exchange for advancing $300,000 to the Company to meet the litigation expenses.

     On Tuesday, July 15, the Company received $6,750,000 in full and final settlement. Of that amount, $1,055,608 was paid for legal fees and costs, plus $1,236,882 to ATCOLP INVESTMENT PARTNERS under the existing agreement. Additionally, the Company was able to cancel $140,829 in debt due to the Keebler Company. The amount of the award, $5,983,000, has been reported as income, under the heading litigation, net of costs, while the difference between the $6,750,000 award and the $5,983,000 recovery, or $767,000, has been treated as a reimbursement of expenses in the general and administrative expenses for the three month period ended, September 30, 1997.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AS RESULTS OF OPERATIONS

                                  (Unaudited)


  CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS OF THE PRIVATE
                   SECURITIES LITIGATION REFORM ACT OF 1995:

EXCEPT FOR HISTORICAL FACTS, ALL MATTERS DISCUSSED IN THIS REPORT WHICH ARE FORWARD LOOKING INVOLVE A HIGH DEGREE OF RISKS AND UNCERTAINTIES. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES FROM OTHER FOOD COMPANIES AND WITHIN THE GROCERY INDUSTRY, ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKETS AND OTHER UNCERTAINTIES DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES EXCHANGE COMMISSION FILINGS.

Nine Months and Three Months Ended September 30, 1997 and 1996
--------------------------------------------------------------

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

     The Company has reduced its cost of sales by centralizing the warehousing of its products in a single location and negotiated lower rates with existing manufacturers or by selecting another competent less expensive producer. In addition, the Company increased prices on the majority of its products effective August 1 of this year and changed its terms of sale to F.O.B. the Company's warehouse. The Company also eliminated the cash discount for prompt payment since most customers were taking the discount beyond the terms. Finally, the Company will be changing the Vitafort trade name and the Fudgets and Caketts product names due to the problems in 1996. These steps, coupled with improvements in subcontract manufacturing quality control and quality assurance monitoring improvements in Company internal control and communications with respect to product returns and deductions, should improve the Company's prospects to achieve profitability.

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

Gross Profit:

     Gross profit increased from 9.1% of net sales for the three months ended September 30, 1996 to 39.1% for the same three-month period in 1997. Absolute dollar amounts, however, declined from $191,580 to $125,890 for the three-month periods ending September 30, 1996 and 1997 respectively. The overall increase in the Company's gross profit margin reflects the continued effort to maintain overall profit targets without major discounts and allowances. For the nine months ended September 30, 1996 the gross profit margin was $420,537 or 9.5% of net sales compared to $418,369 or 27.9% for the same period ended September 30, 1997. This increase in gross margin as a percent of net sales continues to reflect the Company's effort toward improving this area.

Operating Expenses:

     Overall expenses have been reduced due to the cost control procedures implemented by the Company. In addition, the reimbursement of $767,000 in this quarter of legal fees and costs associated with the Keebler arbitration award is reflected in the reduction in general and administrative expenses. The reduction in both product development and sales and marketing expenses reflects the effort by the Company in these areas to increase

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AS RESULTS OF OPERATIONS

                                  (Unaudited)


     performance without significant expenditures of resources. The reduction in general and administrative expenses would have been greater had the final legal fees and associated costs relating to the Keebler arbitration not been included. Since the award, the Company is beginning to both refocus its efforts in the product development area to introduce new products and in the sales and marketing area as it reestablishes its customer, broker, and support organizations.

Product Development (Research and Development):

     During 1997, the Company has been forced to substantially reduce its expenditures in this area due to the financial constraints in the first half of the year. This has resulted in a drop in expenditures of $514,121 for the nine months ended September 30, 1997 compared to the same period of 1996. The drop in expenses are primarily in salaries, travel, and laboratory research and development where the expenses in 1996 were $137,665 for the three months ended September 30, 1996 compared to $0 for the same period in 1997. This was partially offset, however, by the increase in consulting expenses during the three month period in 1997 which were $57,925 more than the same period of 1996. As a result of the Keebler award, the Company is again starting to apply resources to this area both to improve or modify existing products and to introduce new products during the end of 1997 and 1998 and 1999. However, in keeping with its new strategies, it will seek to utilize co-packers and their resources to improve and develop products so that the Company's costs may be minimized.

Sales and Marketing:

     The Company's expense levels in these disciplines continues to be reduced as a result of both lower net sales volume and concerted effort by management to continue to eliminate expenses where appropriate. For the nine months ended September 30, 1997 expenses were $996,242 compared to $1,690,024 for the same nine month period in 1996, a decrease of $693,782 from 1997 to 1996. The majority of these cost reductions are in salaries, consultants and travel, $361,500; freight of $59,335; sales promotions, $242,708; commissions and royalties of $101,020; and postage and communication costs of $52,463. These reductions were offset by the increase in product introduction cost of $197,008. For the three month period ended September 30, 1997, the total sales and marketing expenses were $257,016 compared to $580,798 for the same period of 1996, a decrease of $323,782. The reduction was primarily in the areas directly related to volume of net sales, such as commissions and royalties, freight out, sales promotions, and travel. The Company is beginning to reenter the distribution network by reestablishing relationships with existing customers, adding new brokers and customers as appropriate, and starting the process of improving its customer relations with all customers.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AS RESULTS OF OPERATIONS

                                  (Unaudited)


General and Administrative:

     For the nine months ended September 30, 1997, expenses were $1,894,114 compared to $1,603,775 for the nine months ended September 30, 1996, an increase of $290,339. The majority of the increase in expenses are in the professional services area, particularly legal expenses totaling $1,055,608 less the Keebler arbitration reimbursement of $767,000. The professional services increase is almost directly related to the litigation defenses of the Company, primarily for the Keebler arbitration. For the three months ended September 30, 1997 general and administrative expenses were $770,227 before the award of $767,000 which resulted in a balance of $3,227 compared to $573,929 for the three month period ended September 30, 1996. The increases in 1997 over 1996 of $192,298 are in the areas of amortization and depreciation of $30,564; an increase in bad debts of $45,000 from an employee due to the filing of personal bankruptcy; and the increase in insurance cost of $65,666.

Other income (expense) including interest and litigation recovery, net of expenses:

     Interest expense reflects the continuing cost of the line of credit with Coast Business Credit, the primary lender. Upon receipt of the Keebler arbitration, the Company immediately invested the proceeds in short-term government securities, with the approval of the Board of Directors. The interest income for the three months ended September 30, 1997 reflects the receipts from these short-term investments.

     Upon the Keebler arbitration award, the Company has recorded the $5,983,000 as income under the heading "litigation recovery, net of costs." In addition, the Company was able to cancel outstanding debt in the amount of $140,829 due to the Keebler Company and incurred and paid $1,236,882 to ATCOLP INVESTMENT PARTNERS under the existing agreement with them for the advancement of certain funds to pay the litigation expenses.

Liquidity and Capital Resources:

                                                    Nine Months Ended
                                                      September 30,
                                                   1997           1996
                                               ----------     ------------
Net Cash Generated (Used) for Operations       $1,413,139     $(5,502, 020)
Net Cash Used for Investing Activities             (6,912)        (405,648)
Net Cash Provided by Financing Activities       2,002,849        5,775,583
Working Capital (Deficit)                       3,480,039         (875,965)


          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AS RESULTS OF OPERATIONS

                                  (Unaudited)


     The Keebler award has eliminated the short-term cash requirements of the Company and has allowed the Company the time to begin increasing its efforts in the areas of product development and sales and marketing. In addition, the Company has negotiated long term payment schedules with certain of its old vendors, which will allow it to further conserve cash. Although the cash position has improved, the long-term financial viability still remains in doubt due to the lack of customer acceptance of the Fudgets and Caketts and the loss of distribution and shelf space due to the past inability to ship product in a timely manner. While the Company is now able to ship product timely, the rebuilding of the customer relationship and the continuing effort in the product development function will continue to adversely impact the Company's liquidity in the near term.

                          PART II - OTHER INFORMATION

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



                       VITAFORT INTERNATIONAL CORPORATION
                       ----------------------------------
                                   (Company)



                              /s/ Mark Beychok
                            -----------------------
                                  Mark Beychok
                            Chief Executive Officer


                              /s/ Jack B. Spencer
                            -----------------------
                                Jack B. Spencer
                            Chief Operating Officer
                            Chief Financial Officer



                            Date:   January 16, 1998