Form 10KSB40
period 1997-12-31
VITAFORT INTERNATIONAL CORP
filed 1998-03-31
CIK 857139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)

X    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
---  1934  (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

___  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934   (NO FEE REQUIRED)

     FOR THE TRANSITION PERIOD FROM _____ TO _____

                          COMMISSION FILE NO.  0-18438
                                               -------

                       VITAFORT INTERNATIONAL CORPORATION
                       ----------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

       DELAWARE                                       68-0110509
       --------                                       ----------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


   1800 AVENUE OF THE STARS, SUITE 480, LOS ANGELES, CALIFORNIA        90067
   -------------------------------------------------------------------------
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

                                (310) 552-6393
                                --------------
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                       NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS               ON WHICH REGISTERED
     -------------------               -------------------

          NONE                                NONE

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

                            YES  X            NO
                               -----            -----

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $1,995,317.

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK ON MARCH 24, 1998 WAS $9,397,994.

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF MARCH 24, 1998 WAS 6,898,850.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES        NO     X
                                                               -----     -----

                                    PART I


ITEM 1.   DESCRIPTION OF THE BUSINESS.

GENERAL

     Vitafort International Corporation (the "Company" or "Vitafort" or "Registrant") was formed as a California corporation in 1986, and reincorporated as a Delaware corporation in 1989. Prior to May of 1993, Vitafort was in the business of formulating and developing value-added foods and beverages for third parties. In addition, the Company was also marketing branded seafood. In May of 1993, these businesses were discontinued due to lack of revenues and profit and later in the year the Company disposed of them. In the fall of 1993, the Company installed new management, who selected a new direction for the Company. Vitafort would begin developing fat free and low fat bakery snacks that would be marketed under Company owned trademarks. Vitafort, however, did not own any production facilities, so established contract manufacturers (co-packers) would be utilized to manufacturer these branded products developed by the Company.

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

     In the spring of 1995, the Company introduced double chocolate, cappuccino and peanut flavor Fudgets in a multi-pack of five individually wrapped 1.4 oz., packages. These three flavors were test marketed through the year. In the latter part of 1995, Vitafort signed a co-packing agreement with The Keebler Company ("Keebler") and began the marketing introduction of four flavors of fat free cakes called Caketts(TM) (lemon poppy, carrot, pound and banana). The Company believes that this unique snack was the first individually portioned fat free snack cake with an extended shelf life to be merchandised in the cookie section of supermarkets.

     In the fourth quarter of 1995, as the Company was completing the final stages of its financing, the Company put in place the distribution infrastructure that would support the roll out of these seven new flavors of Fudgets and Caketts. In addition, the Company began the manufacture of Fudgets at Michel's Bakery ("Michel's") at this time. Food brokers agreed to represent the Vitafort product line and serve as the sales agents to the marketplace for the Company.

     The introduction of Fudgets and Caketts to grocery stores across the country began in the first quarter of 1996, as retailers such as Acme (Philadelphia, PA), Delchamps (Mobile, AL) and Shop-Rite/Wakefern (Woodbridge,
NJ) placed purchase orders for Fudgets and Caketts. The roll out continued in the second quarter as Vitafort's distributors added Caketts and Fudgets to the shelves of hundreds of chain stores including: Kroger (Cincinnati, OH), Albertsons (Brea, CA), Meijer (Grand Rapids, MI), Albertsons (AZ, CA, UT and
TX), Price Chopper (Schenectady, NY) Demoulas (Tewksberry, MA), Winn-Dixie (Jacksonville, Orlando and Tampa, FL), Kash and Karry (Tampa, FL), Publix (Lakeland, FL) and others. In addition, the company received direct purchases orders from Food Lion (Salisbury, NC), Kroger (Roanoke, VA) and Richfoods (Richmond, VA), while procuring purchase orders attached to national print advertisements with both Thrifty Payless and Eckerd Drugs, two large drug store chains.

     In the second half of 1996, Vitafort's distributors added Stop + Shop (MA), Kroger (Atlanta, GA), Farmer Jack's (MI), Grand Union (NY), Ralphs (CA), Hughes
(CA), and others to the supermarkets selling the Company's products. The largest purchase order in the history of the Company was also received as K-Mart placed a $550,000 order for product as part of a national advertisement for 2,300 stores.

     During the second quarter of 1996, the Company received complaints of mold from Caketts being manufactured by The Keebler Company, Vitafort's primary co-packer at the time. The Company notified Keebler that it had received these complaints and engaged Keebler in discussions to correct the problem. Keebler attempted to solve the mold problem by creating an inspection process that would identify the acceptable product for reshipment. The Company shipped this inspected product to its customers. Thereafter, however, the Company received reports that this inspected product also turned moldy. Vitafort continued to engage Keebler in discussions regarding this problem, but in August, Keebler abruptly terminated the manufacturing agreement. This interrupted the supply of Caketts to customers resulting in delayed shipments and lost sales.

     The Company anticipated strong orders toward the year-end of 1996 as supermarkets across the country prepared for January and February healthy diet promotions and advertisements. During the third quarter, the Company shipped orders of Caketts and Fudgets produced by its new co-packer. In the fourth quarter, however, complaints from retailers about mold on products produced by Keebler (Caketts) and by Michel's (Fudgets) continued. By December the Company learned that the damage to the consumer acceptance of these brands caused by the previously shipped defective product was greater than previously realized. This quality problem created hundreds of consumer complaints that led to both loss of distributor goodwill and a significant loss of shelf space in the supermarkets. In addition, product had to be withdrawn from the marketplace. As a result, fourth quarter sales were significantly adversely affected and costs relating to this problem were much greater than previously anticipated.

     During the first half of 1997, the Company continued to suffer declining sales resulting from returned product, loss of distributor goodwill, and the lack of adequate capital to resolve both broker financial issues and co-packer payment demands. This liquidity issue was the primary cause of the lack of new product effort, the maintenance of harmonious broker relations which could have led to increased sales, and the Company's inability to comply with customer requests that orders be shipped complete and on time.

     The Keebler arbitration award announcement in June 1997 and the receipt of proceeds in July 1997 allowed the Registrant to begin reestablishing mutually acceptable payment terms with its suppliers, negotiating settlements of chargebacks from its customers as a vehicle to reestablish channels of distribution, and planning the product introduction schedules for the remainder of 1997 and 1998. See Note 16 to the Consolidated Financial Statements.

     During the second half of 1997, the Company focused its sales and marketing efforts on reestablishing relationships with its distributors and brokers to address past commission issues, chargebacks from retailer issues, and the Company's ability to currently ship product on a timely basis.

     While the Company has continued to ship Fudgets and Caketts, it has done so in reduced volume due primarily to customer dissatisfaction with the brand name based on past performance, not based on current product or availability. However, the Registrant intends to remove the names from the products in the near future to avoid future customer illwill.

     The Company attributes its poor 1996 and 1997 results primarily to the quality control problems of its prior co-packers, particularly from the damage caused by The Keebler Company. The Company believes that its current co-packers have solved this problem and that the products currently being shipped will have minimal quality control problems, although no assurances can be made as to the
level of quality control acceptability.   In light of the fact that the Company
must overcome the damage to its Caketts and Fudgets brands caused by the 1996 quality control problems, there can be no assurance as to the level of success the Company will achieve with its marketing plan in 1998 and beyond. In addition, the Company will require additional capital to carry out the marketing and sales programs scheduled for 1998 due to the current lack of operating profits. Should the Company begin to generate operating profits, the future capital requirements will be reduced, but there can be no assurance that the Company will be able to do so.

     The Company's fat free and low fat snack items are based upon the Company's proprietary formulas and procedures and are developed in conjunction with its co-packers. The Company seeks to protect its proprietary information through confidentiality agreements with employees, suppliers and manufacturers.

These products are made from generally available ingredients, which are then converted into the Company's products.

     The Company introduced a new brand called Avenue of the Stars in late 1997 for snack foods and confectionery products. The purpose was to use motion picture studios logos and trademarks for packaging differentiation of the Company's products.

     Although management believes that the Company's products are unique and are superior in taste to competitively available products, the food industry is characterized by the continual development of new products employing various new technologies and processes. Additionally, the Company must overcome the negative goodwill associated with the defective products produced by its former co-packers. Accordingly, no assurance can be given that new products will not be developed and marketed, which are superior to the Company's products in taste, texture and feel and or that the Company's products will achieve or maintain reasonable levels of market acceptance.


ACQUISITION OF AUBURN FARMS, INC. BRANDS

     On May 2, 1996, pursuant to the terms of a letter agreement, dated May 1, 1996, and the attachments thereto (the "Foreclosure Purchase Agreement" or "FPA"), the Company acquired the trademarks "Auburn Farms" and "Natures Warehouse" and certain related trademarks, trade dress, and related intangibles in a foreclosure sale from secured lenders to Auburn Farms, Inc., dba. Natures Warehouse ("AFI"). The purchase price under the FPA consisted of a cash payment of $75,000 and deferred payments based upon gross sales, as defined in the FPA, of products sold by the Company which bear the acquired trademarks. The deferred payment for AFI's existing products, as defined in the FPA, equals three and one half (3 1/2%) per cent of gross sales for a period of thirty months commencing May 1, 1996; three (3%) per cent of gross sales for the next ensuing period of thirty months; two and one half (2 1/2%) per cent of gross sales for the next ensuing period of thirty months; and two (2%) per cent of gross sales for the next ensuing period of thirty months. The FPA agreement also provides that the Company has the option to purchase certain inventories of packaging materials from AFI. For newly created products, as defined in the FPA, which utilize the acquired trademarks, the Company is required to pay a deferred purchase price equal to one and one half (1 1/2%) per cent of gross sales for a period of 120 months commencing May 1, 1996. $72,000 of inventory was purchased under such option in 1996. During 1996, sales of products bearing the acquired trademarks were $1,337,475; and, the total deferred payments under the FPA were $45,612. During 1997, $18,501 of deferred payments were made under the FPA and total sales of product bearing the acquired trademarks were $1,036,851.

     The Company is using co-packers to produce products bearing the acquired trademarks.


PRODUCT MANUFACTURING

     The Company manufacturers its products by entering into agreements with established food manufacturers ("co-packers"), who have the facilities, staff, quality assurance and process control programs for the production of their own products as well as the Company's products ("co-packer agreements"). Co-packer relations are intended to enable the Company to secure the expertise of qualified food manufacturers with respect to the development, manufacture and packaging of the product; and, to achieve economies of scale in production and staffing requirements, while providing production flexibility to meet changes in product mix demand by customers that the Company could not achieve on its own. Additionally, the Company benefits from, and relies upon, the production experience and expertise of these companies while avoiding the capital outlays, staffing requirements, quality control, legal process requirements and other manufacturing costs and delays that the Company would encounter were it to attempt to manufacture its products utilizing its own facility. However, there can be no assurance that co-packers will meet their obligations.

     Management believes that the most recent switch in co-packer arrangements has improved product quality and availability, while improving the Company's gross profit margin. Management believes that the current co-packers have sufficient capacity to meet the Company's requirements.

     The Company is in the process of negotiating co-packing agreements with other established firms to act as co-packers for various other products. Management believes that, in the future it will be able to select co-packers and enter agreements on terms acceptable to the Company.


DISTRIBUTION

     Vitafort utilizes distributors and brokers to market its brands of fat free and low fat snacks. These distributors ship to grocery chains in the United States. Wholesale club stores, drug store chains and mass merchandisers are distributed, by the Company, directly into their warehouses. Management believes that, with sufficient funding, distribution can expand throughout the marketplace with additional products and distributors.


MARKETING

     Vitafort developed a phased strategic marketing plan in the latter part of 1995, which continued into 1996, involving the development and expansion of the Fudgets Fat Free Brownies and Juliette's Low Fat Chocolate Creams brands while staging the rebuilding of the more mature Auburn Farms and Natures Warehouse brands. The mold problem associated with the co-packers of Caketts and Fudgets during 1996 has had a serious impact on the distribution channels of the products. In addition, the liquidity problems caused by the same production issue, has severely hampered the Company's ability to increase the distribution of its products through the increase in product introduction costs. The Company does not have formal agreements with its distributors which are the primary customers of the Company, but delivers products under normal industry terms of sales.

     In connection with Auburn Farms and Natures Warehouse the Company has changed packaging and formulations in an effort to appeal to a broader customer base. The first new product was Toast `N Jammers, a toaster pastry line. Combined with icing and a product presentation that is closer to mainstream products, Vitafort is attempting to establish Toast `N Jammers as the standard for the toaster pastry segment. The Company is preparing similar new products for the other Auburn Farms brands. The severity of financial losses suffered as a result of the product quality problem could hamper the Company's ability to market Auburn Farms and Natures Warehouse products, as well as to execute other projects.


INTELLECTUAL PROPERTY RIGHT PROTECTION AND TRADEMARKS

     The Company believes that its trademarks do afford it some degree of protection from competition and do allow it to differentiate its products from those of its competitors through brand loyalty and identity. There are however, no assurances that such trademarks may offer significant protection from competitors or that the Company would be successful should litigation to protect such trademarks become necessary. The Company is seeking to determine whether its various formulas and procedures are patentable in the United States, and relies upon non-disclosure, secrecy agreements and its common law rights in order to protect its proprietary formulae, procedures, and other information.
No assurance can be given that such steps will adequately protect the Company against competing products or that the Company will be able to adequately enforce its rights against third parties who may be utilizing the Company's proprietary formulae, procedures and other information. If the Company is advised by counsel that any of its formulae, processes, procedures or other techniques are patentable, then it may seek appropriate patent protection.

     The Company has developed several proprietary formulations for its products. While these formulations may or may not be protected under the U.S. Patent laws, they may have value inasmuch as they provide Vitafort with its unique competitive edge. The Company has established brands within certain market niches of major product categories. The consumer acceptance of the nutritional and flavor profiles of the products, have been heavily influenced by the proprietary formulations and processes.

     The Company's trademarks and their marketing status are detailed below:


TRADEMARK                 MARKETING ACTIVITY
---------                 ------------------
VITAFORT                  This is an actively marketed mark and used on all Company material; however, quality problems encountered in 1996 have impaired the value of this mark.
CAKETTS                   This product once occupied significant shelf space in supermarkets throughout the country and continues to maintain a minor presence.  Quality problems associated with this product, however, appear to have substantially diminished the value of this mark.
FUDGETS                   This was one of the key food products with distribution in a number of supermarkets throughout the U.S.  Quality problems encountered in 1996 have severely limited the realization of this mark.
AUBURN FARMS              Recently acquired trade name with existing presence in the specialty grocery classes of trade.
NATURES WAREHOUSE         Trade name acquired in May, 1996 with existing presence in the health food class of trade.
TOAST `N JAMMERS          A repositioned brand name with  specialty grocery presence.  With the repositioned product, this brand has experienced expansion versus a year ago.
JAMMERS                   One of the all natural fat free cookie brands in both the health food and specialty food classes of trade.
7-GRAINERS                A snack cracker brand within the health food class of trade. This brand also holds a shelf position within the specialty grocery class of trade.
AVENUE OF THE STARS       A new mark used for products which shall be part of motion picture licensing agreements.
JULIETTE'S PRIVATE        A mark established for a line of low fat chocolate products first shipped in
COLLECTION                December, 1997.


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


RESEARCH AND DEVELOPMENT

     The Company has modified its research and development strategies from prior years. In the past, the Company retained highly trained technical support professionals to independently develop formulations and work with contract manufacturers to bring the products to market readiness. The strategy moving forward in 1997 and beyond is to work with existing manufacturers from the outset and utilize their internal research and technical staff to develop new products. By working in this manner, the Company intends to reduce its research and development costs and to create a joint interest in "ownership" of a successful, high quality product. This strategy inherently builds a strong total quality end result.

     The Company spent $337,806 and $737,044 on research and development in 1997 and 1996, respectively. The Company intends to create new products using the above strategy and to launch products in the marketplace in 1998 and beyond.
The current financial condition of the Company, however, may preclude it from successfully accomplishing its goal.

COMPETITION

     The Company is engaged in the highly competitive healthy food marketplace. There are numerous companies with financial and business resources far greater than Vitafort's, currently marketing healthy and fat free foods. The Company seeks to compete based on the unique taste, texture and quality of its products and by obtaining recognition for its brands.

     The Vitafort brands compete within different categories and with different products depending upon the class of trade and placement within retail outlets. The chart below details the Company's product lines and identifies the competitors with the classes of trade.

VITAFORT BRAND              CLASS OF TRADE            PRINCIPAL COMPETITION               MARKET NICHE
---------------------------------------------------------------------------------------------------------------
Caketts                   Main grocery cookie       Snackwell's snack cakes      Caketts line may be the only
                          section and food                                       shelf stable snack cake line
                          sections of discount                                   offered in the cookie
                          drug stores                                            section; however the
                                                                                 co-packer mold problem has
                                                                                 severely curtailed its past
                                                                                 competitive advantage.
---------------------------------------------------------------------------------------------------------------
Juliette's Private        Main grocery sections,    There is no known direct     Appeal to those consumers who
    Collection            natural food stores       competition for boxed low    are not willing to sacrifice
Chocolate Truffles        and discount drug         fat chocolate cream          the taste of real chocolates,
                          stores within the U.S.    candies.                     but demand a nutritional
                                                                                 profile that provides lower
                                                                                 fat than traditional
                                                                                 chocolates.
---------------------------------------------------------------------------------------------------------------
Fudgets                   Main grocery cookie       Snackwell's Brownies         Fudgets may be the only fat
                          section                   Pepperidge Farms             free frosted brownie line
                                                    Brownies                     offered in the cookie
                                                    Greenfield's Brownies        section; however the 1996
                                                    Frookies Brownies            production problems has
                                                                                 limited its advantage.
---------------------------------------------------------------------------------------------------------------
Toast `N Jammers          Specialty Food            Health Valley Healthy        Toast `N Jammers may have a
Low Fat Toaster           sections of               Tarts, and Natures'          competitive edge.
Pastries                  supermarkets and          Choice Toaster Pastries
                          specialty stores.
---------------------------------------------------------------------------------------------------------------
Jammers Fat Free          Health food stores and    Health Valley Cookies,       The Company is repositioning
Cookies and Brownies      health food sections      Westbrae Cookies, Heaven     the brand to strengthen its
                          of supermarkets           Scent Cookies, Barbara's     future franchise.
                                                    Cookies, Pamela's
                                                    Cookies, Frookies Cookies
                                                    & Brownies, Greenfield's
                                                    Brownies
---------------------------------------------------------------------------------------------------------------
7-Grainers Fat Free       Health food stores and    Health Valley Crackers,      Vitafort plans to reposition
Crackers                  health food sections      Hain Crackers, Barbara's     the brand with unique new
                          within supermarkets       Crackers.                    product entries.
---------------------------------------------------------------------------------------------------------------

ENVIRONMENTAL REGULATION AND SEASONALITY

     Management believes that the costs associated with compliance with environmental regulations do not impose a significant burden upon the Company's operations. Management does not believe that the Company's business is seasonal to any significant extent.


EMPLOYEES

     As of March 16, 1998, the Company had 11 employees of whom 3 were executive officers, 2 were engaged in sales and marketing, and 6 were clerical and administrative.


ITEM 2:   DESCRIPTION OF PROPERTY

     The Company's principal executive office consists of 3,921 rentable square feet located at 1800 Avenue of the Stars, Los Angeles, California, which is leased pursuant to a three-year lease which expired August 31, 1997. The base rent under said lease was $69,000 for the first year of the term; $72,000 for the second year of the term; and, $75,000 for the third year of the term. The Company is now leasing the same space on a month-to-month basis at a rate of $6,250 per month.


ITEM 3:   LEGAL PROCEEDINGS

     In December 1994, Lloyd Gaunt, who invested an aggregate of $75,000 in certain of the Company's private placements, initiated an action in Superior Court, Orange County, California against his stockbroker, two national brokerage firms, several companies in which he had invested, and, certain of those companies' officers. Included among the defendants were the Company and its then Chief Executive Officer. The complaint seeks damages in an unspecified amount in excess of $500,000 and punitive damages in an unspecified amount in excess of $5,000,000. The Court has dismissed the class action claims as to the Company and granted a motion that the claims against the brokerage firms and
associated persons must be submitted to arbitration.   The plaintiff has
appealed that ruling. The Company denies any liability to the plaintiff and intends to vigorously defend this action. The Company notes that the plaintiff sold a portion of the securities he purchased from the Company, realizing a profit; that the balance of the securities became salable under Rule 144; and that, if sold, the plaintiff `s losses on the Company's securities might be as little as $15,000.

     In connection with the acquisition of assets of Auburn Farms, Inc., (AFI) under the FPA, the Company acquired certain rights of AFI against its co-packer and against Barbara's Bakery. The Company is pursuing these rights, and in May 1996, initiated an action in the United States District Court of the Eastern District of California alleging Lanham Act violations, misappropriation of trade secrets, unfair competition and related claims. The defendants have filed counterclaims against the Company, Auburn Farms, and Mark Beychok alleging various tort and contract claims. The litigation is in the discovery stage with trial scheduled to begin September 14, 1998.

     On October 9, 1996, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Eloy Louis Ellis vs. Vitafort, Inc., a Delaware Corporation; Mark Beychok and Does 1-50 inclusive." The complaint alleges Breach of Oral Contract, Breach of Written Contract, and other similar claims arising out of the consulting relationship that previously existed between the Company and Mr. Ellis. The Complaint seeks damages in an unspecified amount. The court has dismissed the complaint against Mark Beychok without leave to amend. Mr. Ellis recently filed an amended complaint against the Company. The Company is defending the action vigorously and trial is scheduled for March 31, 1998.

     The Company filed a counter-claim against Ellis charging violations of
Section 16(b) of the Securities Exchange Act of 1934 (short swing profits). Ellis sold stock in violation of that section and, therefore, the profits, estimated at $20,000, belong to the Company. In March 1998, the court ruled in favor of the Company in this matter and awarded it $21,260.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended June 30, 1997, the Company obtained written consent of the holders of a majority of its issued and outstanding common shares, which the Company has the authority to issue, to increase the authorized number of shares from 9,000,000 shares to 30,000,000 shares. The holders of 3,218,102 common shares gave their consent to the proposal; the holders of 182,761 common shares did not consent; and the holders of 20,655 common shares abstained from voting based on the written consents received by the Company's transfer agent through July 7, 1997.

                                    PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, redeemable warrants (each of which entitles the holder to purchase one-twentieth of one share of common stock at a price of $2.375 or $47.50 per share through the close of business on October 31, 1997, or an earlier redemption date) and units (each of which is comprised of three shares pre-reverse split and .15 shares post reverse split of common stock and two redeemable warrants) traded on the National Association of Securities Dealers, Inc., Automatic Quotation System ("NASDAQ") from December 19, 1989, the effective date of the Company's Registration Statement on Form S-18, until August 27, 1992. Since such date, the Company's securities have traded on the Electronic Bulletin Board maintained by NASDAQ. Prior to December 19, 1989, there was no market for the Company's securities. The table below sets forth the high and low closing bid prices for the common stock, redeemable warrants and units during the period January 1, 1995 to December 31, 1997, as reported on the Electronic Bulletin Board; and, as adjusted to take into effect a one-for-twenty reverse stock split effected on October 4, 1996. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions:


PERIOD                    COMMON STOCK           WARRANTS             UNITS
                         HIGH       LOW       HIGH      LOW       HIGH      LOW
1st Quarter 1995       $16.875    $11.250    $0.188    $0.063    $4.000    $1.500

2nd Quarter 1995       $13.750    $ 5.625    $0.125    $0.063    $4.000    $0.250

3rd Quarter 1995       $ 8.125    $ 3.125    $0.188    $0.188    $1.125    $0.250

4th Quarter 1995       $ 8.438    $ 1.875    $0.188    $0.188    $1.125    $0.250

1st Quarter 1996       $14.063    $ 5.938    $0.050    $0.010    $1.625    $0.250

2nd Quarter 1996       $ 7.188    $ 4.688    $0.010    $0.010    $1.000    $1.000

3rd Quarter 1996       $ 6.250    $ 2.813    $0.010    $0.010    $1.000    $0.500

4th Quarter 1996       $ 4.063    $ 0.875    $0.010    $0.010    $0.500    $0.500

1st Quarter 1997       $ 2.297    $ 0.875    $0.010    $0.010    $0.500    $0.500

2nd Quarter 1997       $ 1.625    $ 0.625    $0.010    $0.010    $0.500    $0.500

3rd Quarter 1997       $ 1.844    $ 0.813    $0.010    $0.010    $0.500    $0.500

4th Quarter 1997       $ 1.750    $ 0.750    $0.010     *        $0.500    $0.500

*    Less than $ 0.010

The above amounts have been retroactively adjusted for a 1 for 20 reverse stock split, which occurred on October 4, 1996.


     On March 24, 1998, the closing bid price for the common stock, as reported by the NASDAQ Electronic Bulletin Board, was $1.37. The Company has been advised that there are no current quotations available for the Warrants or Units.

     At the close of business on March 17, 1998 there were approximately 400 holders of record of the common stock and approximately 40 holders of record of the redeemable warrants.

     The Company has not paid any dividends on its common stock since inception and intends to retain any future earnings for the development of its business. Future dividends on the common stock, if any, will be dependent upon the Company's earnings, financial condition, the dividend priority of any preferred shares and other relevant factors as determined by its Board of Directors.

     Prior to 1993, the Company fell below the net asset requirement to maintain listing privileges on the NASDAQ and was, therefore, disqualified.

     No dividends were paid on Series B Convertible Preferred Stock during 1996 or 1997. Cumulative unpaid dividends on the Series B Convertible Preferred Stock as of December 31, 1997 and 1996 totaled $25,000 and $20,000 respectively. During August 1996, the holder of 500 of the then 1,500 issued and outstanding shares of Series B Convertible Preferred Stock converted his shares and all accrued dividends thereon into 2,500 shares of Common Stock (as adjusted for the reverse stock split effected in October 1996). The conversion of the Series B Preferred Shares was in accordance with the formula set forth in the Certificate of Designation for such security and the accrued dividends were converted at the market price for the Common Stock at the date of the conversion. All unpaid dividends on the preferred stock must be paid before dividends can be paid on the Common Stock.


ITEM 6:   MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

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

YEARS ENDED DECEMBER 31, 1997 AND 1996

RESULTS OF OPERATIONS

     The 1997 year can best be characterized as one of regrouping and re-energizing. The first half of the year was spent in attempting to salvage deteriorating customer and broker relationships resulting from product returns due to mold, the inability to ship complete orders as a result of liquidity problems created, in no small way, by the mold problem, and the broker dissatisfaction and their lack of commissions from a lack of paid sales. In addition, management focus was clearly on the preparation for the arbitration involving Keebler. That effort was rewarded when the arbitration finally resulted in the Company receiving $6,750,000 in cash in July 1997. See Note 16 to the Consolidated Financial Statements for a detailed explanation of the costs associated with the recovery.

     The second half of 1997 was devoted to repairing the damages done to the Company's customers and brokers. These efforts involved detailed reconciliation of customer accounts, discussions by senior management with the merchandising managers of these customers to resolve any major disputes, and the final settlement of a business relationship, with at least an understanding going forward of how future transactions in general would be handled.

     In product development, the Company began, after June 1997, to focus on products to be introduced in the last quarter of 1997 and in 1998. The first product was a reformulation of the existing toaster pastry products marketed under the name Toast'N Jammers, plus the addition of two new frosted flavors named Apple Cobbler and Cinnamon Toast. The new flavors increased the line to a total of eight: frosted and unfrosted strawberry, cherry and blueberry, plus apple cobbler and cinnamon toast. The new formulation was introduced after Thanksgiving and the customer response to the flavors has been excellent. Additionally, the Company began the reformulation of its chocolate truffles marketed under the name Juliette's Private Collection. The reformulation was completed in the last quarter of 1997 and the first two truckloads of product were shipped around Christmas. Other products under development are scheduled for introduction in the first half of 1998.

     The Company used the remainder of 1997, after the Keebler award, to improve its vendor relationships by negotiating multiple monthly payment schedules for some of the Company's major creditors. This process, which occurred over a three month period, resulted in deferred payment schedules being negotiated for over $650,000 of the Company's liabilities.

NET SALES

     The liquidity issues which created inventory availability problems and the continued fallout from the mold significantly reduced sales in 1997 compared to 1996. In 1997 sales were $1,995,317 compared to $5,285,149 in 1996, a reduction of $3,289,832 or 62.2% of 1996 sales. Fudgets and Caketts, marketed under the name Vitafort and the products associated with the mold, represented $3,751,858 of 1996 sales or 71.0% of the total , while in 1997 the products represented $754,408 or 37.8% of total 1997 sales. The decline of $2,997,450 for these products represents almost the entire reduction between 1996 and 1997. In addition, sales of Auburn Farms brands products decreased by $300,624 due to the problems discussed above which resulted in the Company not being able to ship complete and timely orders.

GROSS PROFIT

     Gross profit in 1997 was $98,907 or 5.0% of sales, compared to a gross loss of $1,584,971 in 1996, an increase of $1,683,878 from 1996 to 1997. The improvement of gross profit in 1997 over 1996 is due, in large part, to products returned in 1996, sales of products in 1996 at less than list price, and product that was destroyed in 1996 because it was not saleable. The product returns due to mold continued to be a source of margin erosion. In addition, the lack of customer acceptance of the Company's Fudgets and Caketts manifested itself in reduced customer sales of other products. The Company also began experiencing serious customer complaints resulting in chargebacks of Auburn Farms and Nature's Warehouse products, which in some cases were shipped to the customer prior to the acquisition of Auburn Farms brands and reformulations by the Company. Finally, the reduced volume of sales translated to increased inventory levels since some of the co-packers have minimum production quantities. The increase in inventory levels created further margin erosion as the Company was then forced to sell the products at prices which, for the most part, were at or slightly above inventory cost. For the Company to achieve higher gross margins, it must increase its sales volume to eliminate selling inventory with short expiration periods, which requires selling to liquidators at less than normal list price.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

     In 1997, product development expenses were $337,806 compared to $737,044 for the same period in 1996, a reduction of $399,238 or 54%. The decrease is due in part to the reduced emphasis in the first half of 1997 because of the financial difficulties of the Company. Also, the Company made the decision to work in conjunction with its co-packers in developing new products or enhancing existing products. These joint efforts resulted in reduced cost to the Company plus the added benefit of having the co-packer who will be the ultimate manufacturer, also be an integral part of the development process and thus "take ownership" of the program along with the Company. The reduction in staff, $102,790, the closing of the office in Petaluma, California, $185,755, and the reduction in travel, $107,920, accounted for approximately $396,000 of the total reduction between 1997 and 1996.

SALES AND MARKETING

     The lack of sales is reflected in the reduction in sales and marketing expenses from $3,029,480 in 1996 down to $1,239,460 in 1997, a reduction of $1,790,020 or 59.1%. The reduction in promotion, advertising, and product introduction fees of $1,436,873 between 1996 and 1997 are due in large part to the Company's decision to defer new product development and related expenditures and to use advertising and promotion dollars only where there is likely to be measurable value. The other cost reductions in staffing and related expenses, $69,255, and travel, $207,626, are primarily the result of the problems in the first half of the year associated with the liquidity issue and the continued customer complaints.

GENERAL AND ADMINISTRATIVE

     The effort expended in the Keebler arbitration and in improving the systems, procedures, and administrative functions is evident by the fact that the general and administrative expenses were $2,672,946 in 1997 and $2,721,321 in 1996, a reduction of $48,375. The emphasis on Keebler and the settlement of the other various legal cases reduced overall legal expenses by $28,964 after taking into account the payment by Keebler of $767,000 against the legal fees and costs as part of the overall settlement. In addition, the liquidity problems in the first part of 1997 and the decision by the Company not to replace certain administrative staff positions resulted in a reduction in payroll and related expenses, including consulting, of $43,611 in 1997 compared to 1996. While this reduction is consistent with the Company's effort to reduce expenses, as the business level increases in the future, such continued cost saving measures will be difficult to maintain.


INTEREST INCOME AND EXPENSES

     Interest income was $78,070 in 1997 and $49,319 in 1996. The loan proceeds from the Keebler arbitration have been invested in short term government securities which do not carry high interest rates, but are almost risk free.

     Interest expense was $214,690 in 1997 compared to $50,509 in 1996. The increase is due primarily to the lending arrangement with Coast Business Credit which has a $15,000 per month minimum interest clause in the contract. In 1997, this amount represented $180,000 of the total interest expense.


LIQUIDITY AND CAPITAL RESOURCES

                                                           December 31,
                                                        1997           1996
                                                        ----           ----
     Net Cash From (Used In) Operations              $1,790,893    ($5,523,462)
     Net Cash Used in Investing Activities             (214,095)      (172,896)
     Net Cash Provided By Financing Activities          433,371      4,568,819
     Working Capital (Deficit)                        1,503,938     (1,217,296)

     Although the cash position has improved significantly due to the arbitration settlement, the Company is still under pressure to maintain and improve its financial condition and has yet to generate profitable operations.

     The Company is continuing to repair the relationships with its brokers and customers (distributors), but the effort involved is both time consuming on management's part and costly in that the effort detracts time which could otherwise be spent procuring orders. Although the vendor relationships are now stable, the Company may again jeopardize this area should the liquidity problem again become extreme.

     The Company has suffered recurring losses from operations as of December 31, 1997. Although the Company has raised additional capital after year-end 1997 (see Note 15 to the Consolidated Financial Statements), it has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion which indicates there is substantial doubt about the Company's ability to continue as a going concern. See "Note 2" to the Consolidated Financial Statements for additional information. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

     The Company is reducing its cost of sales by centralizing the warehousing of its products in a single location and negotiating lower rates with existing manufacturers or by selecting another competent less expensive producer. In addition, the Company increased prices on the majority of its products effective August 1, 1997 and changed its terms of sale to F.O.B. the Company's warehouse. The Company also eliminated the cash discount for prompt payment since most customers were taking the discount beyond the terms. The Company has also introduced reformulated products at the end of 1997 and plans to introduce new products in 1998. These steps, coupled with improvements in subcontract manufacturing quality control and quality assurance and monitoring improvements in Company internal control and communications with respect to product returns and deductions, should improve the Company's prospects to achieve profitability.

     As of December 31, 1997, the Company had unused Federal and California net operating loss carryforwards of approximately $19,600,000 and $6,400,000, respectively, available to offset future Federal taxable income and future California taxable income. In addition, the Company had unused research and experimental credits of $44,000 and $26,000 for Federal and California state purposes. The unused net operating loss and credit carryforwards expire in various amounts through the year 2012. In contrast to Federal net operating losses, only 50% of the California net operating losses incurred subsequent to December 31, 1986 may be carried forward. The California net operating losses will expire in various amounts through the year 2002.

     Net deferred tax assets of approximately $7,605,000 as of December 31, 1997 resulting from net operating losses, tax credits and other temporary differences have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

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


CREDIT FACILITY

     In August 1996, the Company entered into a revolving credit facility with Coast Business Credit, that provides a credit line of up to $4,000,000 subject to certain covenants. Advances made to the Company under the facility are based on a certain percentage of eligible accounts receivable, as defined, and a certain percentage of eligible inventory, as defined. The amount of inventory advances under the facility cannot exceed $500,000. The initial term of the facility ends August 1998, with automatic renewals thereafter for one year periods. Advances under the facility bear an interest rate at the Bank of America NT plus 3%, and are secured by a first priority lien on all of the Company's assets. Minimum interest charges are currently $15,000 per month.
The Company paid $40,000 to the institution upon execution of the agreement, and $40,000 to a facilitator in connection with the placement of the loan.

     The Company is using the proceeds of advances under the facility to help meet its current working capital requirements. The amount due, under this credit facility, was $440,022 on December 31, 1996, and $60,757 on December 31, 1997.

     As of December 31, 1996 and subsequently, the Company was in violation of certain covenants in that it had not maintained minimum tangible net worth of at least $1,500,000 and minimum working capital of $1,000,000. If the Lender had exercised its rights under the Agreement, it could have requested customer payments be made directly to it, sold the finished goods inventory at auction, and seized and sold the fixed assets of the Company until the obligation had been satisfied. The Company classified the entire loan as a current liability as of December 31, 1996. On September 30, 1997, due to receipt of the award from the Keebler arbitration, the Company was no longer in violation of the loan covenants. As of December 31, 1997, the Company was not in violation of any covenants of the credit facility. No assurance is given that the Company will not be in violation of any covenants in the future.


IMPACT OF INFLATION

     The Company believes that inflation has not had a material impact on its operations. However, substantial increases in material costs could adversely affect the operations of the Company for future periods.


YEAR 2000

     The Company's accounting software currently does not utilize a four digit year field; however, the Company has been assured by the software manufacturer and independent consultants that all necessary modifications for the year 2000 have been or will be made and tested timely. The Company does not expect the cost of these modifications will have a material effect on its financial position or results of operations.


RECENT NEW ACCOUNTING STANDARDS

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

     Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," ("SFAS 129") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superceded by SFAS No. 128. The Company adopted SFAS No. 129 on December 15, 1997 and it had no effect on its financial position or results of operations.


REPORTING COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have any effect on its financial position or results of operations.


DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have any effect on its financial position or results of operations; however, disclosures with respect to the aforementioned items may be increased.


ITEM 7:   FINANCIAL STATEMENTS

     SEE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1


ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 5, 1997, the Registrant dismissed the firm of KPMG Peat Marwick, LLP ("KPMG") as the Registrant's independent auditor, effective immediately. The Registrant then selected BDO Seidman, LLP ("BDO") to act as the Company's independent auditor for the fiscal year ended December 31, 1996. The foregoing actions of the Registrant were ratified by its Board of Directors.

     The report of KPMG on the Company's financial statements for the year ended December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

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


ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The directors and executive officers of the Company are as follows:


          Name                     Age   Positions Held
          ----                     ---   --------------
          Mark Beychok              41   President, CEO and a Director
          Donald Wohl               62   Director
          Paul G. Cowen             64   Director
          Benjamin Tabatchnick      45   Director
          Jack B. Spencer           53   Chief Operating Officer, Chief Financial
                                         Officer
          John Coppolino            37   Executive Vice President

     MARK BEYCHOK was elected President and a Director of the Company in
     ------------
September of 1993, and has been Chief Executive Officer since February 1995. Mr. Beychok is a private investor with fifteen years experience in the food industry as an owner and operator of various food manufacturing, marketing and distribution companies. Mr. Beychok graduated in 1979 from the Haas Business School at the University of California (Berkeley).

     DONALD WOHL was elected a Director of the Company in November of 1993.  Mr.
     -----------
Wohl is a private investor and financial consultant who has been advising small growth companies for over 30 years. Mr. Wohl is also on the board of Koo Koo Roo, Inc., a NASDAQ listed company which operates a chain of restaurants.

     PAUL G. COWEN was elected a director in January 1998.  Mr. Cowen was the
     -------------
founder of Paul Cowen Associates in 1984, a major factor in the retained executive recruiting industry. Prior to that, Mr. Cowen was in senior marketing and sales positions at Xerox and Vivitar. Mr. Cowen has a BA from Ohio University and an MS from Indiana University.

     BENJAMIN TABATCHNICK was elected a Director of the Company in February
     --------------------
1997. Since January 1990, Mr. Tabatchnick has owned and operated Tabatchnick's Fine Foods (and predecessors), a privately held concern, which manufactures and distributes its own trademarked line of frozen soups, and manufactures frozen and refrigerated foods for others on a contract basis.

     JACK B. SPENCER became Chief Financial Officer and Chief Operating Officer
     ---------------
in June 1997. Mr. Spencer has owned and operated Sunrise Consulting, Ltd., a private concern specializing in restructuring, reorganizing, and rehabilitating companies since 1990. Mr. Spencer has a BA in Economics from DePauw University (Indiana) and an MBA from Washington University (Missouri).

     JOHN COPPOLINO began as Director of Sales in 1994 and became Executive Vice
     --------------
President during September 1997. Mr. Coppolino was a vice president for LC Marketing from 1993 to 1994. Mr. Coppolino has over ten years experience in the food industry, including experience as a food broker and in product manufacture. Mr. Coppolino graduated from the Pennsylvania State University School of Business in 1983 with a degree in Business Logistics.


ITEM 10:  EXECUTIVE COMPENSATION

     On December 1, 1993, the Company entered into a three-year employment agreement with Mark Beychok which provided for an annual base salary of $150,000, the grant of an option to purchase 100,000 shares of common stock at $5.00 per share (as adjusted for the reverse stock split effected in 1996), and $1,000,000 of life insurance, the proceeds of which will be split equally between the employee's beneficiary and the Company. In December 1995, in recognition of Mr. Beychok's deferral of his compensation during 1995 and his assuming additional responsibilities within the Company, Mr. Beychok's employment agreement was amended to grant him an additional 62,500 five-year options with an exercise price of $3.00 (as adjusted for the reverse stock split effected in 1996), a price equal to the offering price in the Company's then on-going private placement. In November 1995, Mr. Beychok agreed to convert his accrued salary to stock and options on the same terms as the Company's on-going equity bridge financing. The Company's Board of Directors approved this transaction in December 1995. In such connection, Mr. Beychok converted

$45,821 of accrued salary into 19,092 shares; 9,547 options with an exercise price of $4.50; and 9,547 options with an exercise price of $6.00. In September 1997, Mr. Beychok entered into a new employment agreement ("Agreement") with the Company for three years. Under the Agreement, Mr. Beychok receives an annual base salary of $150,000 and was granted options for 450,000 shares of stock at an exercise price of $0.87 per share. Such options vest 75,000 each on September 3, 1997, March 3, 1998, September 3, 1998, March 3, 1999, September 3, 1999, and
March 3, 2000. In May 1997 the price of all options other than those related to the private placement were repriced to $0.91. In September 1997 Mr. Beychok was given a successful litigation reward of $51,535 plus 100,000 shares of common stock at fair market value of $1.00.

     In August 1996, the Company entered into an employment agreement with John Coppolino, which was dated January 1, 1996. Under his agreement, which is for a one year term, with two one year renewal terms at the option of the Company, Mr. Coppolino received an initial salary of $102,000; and, is entitled to annual increases of 5-6% based on increases in the cost of living. Mr. Coppolino's employment agreement provided for the grant of 225,000 options, expiring December 31, 2000 for the purchase of common stock at $3.00 (as adjusted for the reverse stock split effected in October 1996). Of these options: (i) 56,250 have vested (ii) 56,250 have lapsed and (iii) 56,250 will vest on each of January 1, 1998 and January 1, 1999, subject to the Company meeting certain performance criteria. In May 1997 the Board of Directors reduced the option price of all unlapsed options to $0.91 and removed the vesting requirement. In September 1997, Mr. Coppolino entered into a new employment agreement ("Agreement") with the Company for two years. Under the Agreement, Mr. Coppolino receives an annual base salary of $120,000, and was granted options for 300,000 shares of stock at an exercise price of $0.87 per share. Such options vest 75,000 each on September 3, 1997, March 3, 1998, September 3, 1998, and March 3, 1999. In September 1997, Mr. Coppolino was given a successful litigation reward of $25,000, forgiveness of debt of $25,000, plus 25,000 shares of common stock at $1.00, being the fair market value at the date of the award.

     In June 1997, the Company entered into a two year employment agreement with Jack B. Spencer under which Mr. Spencer will serve the Company as its Chief Operating Officer and Chief Financial Officer. The agreement provides for compensation to Mr. Spencer in the amount of $125,000 per annum and the grant of an aggregate of 300,000 five year incentive stock options with an exercise price of $ 0.91 per share (such being the market price of the common stock on the date the agreement was executed). The options vest as to 109,890 shares on September 15, 1997 and 109,890 shares on June 16, 1998, and 80,220 shares on June 16,
1999. Mr. Spencer's employment agreement provides that if Mr. Spencer's employment by the Company is terminated without cause after September 15, 1997, then Mr. Spencer shall be entitled to six months severance pay. Mr. Spencer's employment agreement also provides that upon the occurrence of certain events constituting a change in control of the Company, as defined therein, followed by certain changes in Mr. Spencer's duties, Mr. Spencer shall be entitled to receive a severance equal to one and one half times his then current annual salary plus certain other benefits designed, in part, to offset any special taxes that might be imposed upon Mr. Spencer in connection with such payments.

     The following table sets forth certain information with respect to the compensation paid by the Company to Messrs. Beychok, Spencer and Coppolino (the "named individuals") during 1997, 1996 and 1995:

                          SUMMARY COMPENSATION TABLE
                          --------------------------

PRINCIPAL POSITION                                              ALL OTHER ANNUAL
& NAME                     YEAR        SALARY      OTHER          COMPENSATION


CEO / President
Mark Beychok               1997        $150,000    $12,500 (1)     $102,467 (2)
                           1996         137,500     12,500 (3)        8,864 (4)
                           1995          40,000    110,000 (5)       14,212 (6)

COO / CFO
Jack B. Spencer            June 1997   $ 67,708    $     0         $ 68,875 (7)
                           1996               -          -                -
                           1995               -          -                -

Executive Vice President
John Coppolino             1997        $120,000    $20,750 (8)      $59,000 (9)
                           1996          87,500     14,500 (10)       9,000 (11)
                           1995               -          -                -


(1)  A portion of Mr. Beychok's salary was deferred in 1996 and paid in 1997.
(2) Comprised of $9,584 car allowance, accrued vacation of $41,348, plus $51,535 as a successful litigation reward.
(3)  A portion of Mr. Beychok's salary was deferred in 1996 and paid in 1997.
(4)  Comprised of $8,204 car allowance and $660 in medical insurance benefits.
(5) A portion of Mr. Beychok's salary was deferred during 1994 and applied as an offset against a note payable in 1995. A portion of Mr. Beychok's salary was deferred in 1995 and the majority converted to common stock and options during 1995 and early 1996.
(6)  Comprised of $10,912 car allowance and $3,300 n medical insurance benefits.
(7) Comprised of $3,250 car allowance, plus 75,000 shares of common stock for joining the Company at $0.875 per share.
(8) A portion of Mr. Coppolino's salary, $15,500, and car allowance, $5,250, were deferred in 1996 and paid in 1997.
(9) Comprised of $9,000 car allowance and $50,000 as a successful litigation reward.
(10) Mr. Coppolino deferred a portion of his salary and exercised stock options in 1996.
(11) Comprised of $9,000 car allowance.


STOCK OPTION PLAN

     The Company adopted its 1989 Stock Option Plan (the "1989 Plan") pursuant to which 12,500 shares of common stock (as adjusted for the reverse stock split effected in 1996) were reserved for issuance upon the exercise of options. Options granted under the 1989 Plan may, at the discretion of the Board, be incentive stock options ("ISO's") within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended ("Code"), or non-incentive stock options. In June 1991, the Board of Directors approved an increase in the number of options available for grant under the 1989 Plan to 50,000 (as adjusted for the reverse stock split effected in 1996). No options are outstanding under this plan.

     In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") pursuant to which 2,000,000 shares of Common Stock (as adjusted for the reverse stock split effected in 1996) were reserved for issuance upon the exercise of options. The 1995 Plan is similar to the 1989 Plan in many respects and in the discussion below, each is referred to as a "Plan" and they are collectively referred to as the "Plans".

     Under the terms of the Plans, all directors, officers and key employees of, and consultants to, the Company and all its subsidiaries are eligible for option grants. The Board determines, at its discretion, which persons will receive option grants, the number of shares subject to each option, the exercise price, which may not be less than the par value of the shares subject to the option, except that in the case of ISO's, the exercise price must be at least one hundred percent (100%) of the fair market value of the optioned shares on the date of grant, or one hundred and ten percent (110%) of such fair market value if the optionee is the owner of more than ten percent (10%) of the total combined voting power of all classes of voting stock of the Company (a "10% Holder"), and the term (which may not be more than ten (10) years from the date of grant, or five (5) years in the case of an ISO granted to a 10% holder) thereof. The Plans permit options granted thereunder to be exercised by the tender of shares of common stock having a fair market value equal to the exercise price of such option.

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

     During 1995 Mr. Beychok was granted an aggregate of 687,500 options under the 1995 Plan with an exercise price of $3.00 (as adjusted for the reverse stock split effected in October 1996). The exercise price of these options was reduced to $0.91 in May 1997 (the current price of these options).

     The following chart sets forth the options granted to directors and officers in 1997:

------------------------------------------------------------------------------------------------------------
                               Number of          Percent of
                               Number of            total
                               securities        options/SARs
                               underlying         granted to        Exercise of
                              options/SARs       employees in        base price
          Name                  granted          fiscal year         ($/Share)         Expiration Date
------------------------------------------------------------------------------------------------------------
Mark Beychok, CEO                100,000              2.8%             $0.875          December 31, 2002
Mark Beychok, CEO                100,000              2.8%              $0.91          June 16, 2002
Mark Beychok, CEO                450,000             12.8%              $0.87          September 19, 2002
Jack B. Spencer, COO/CFO         300,000              8.5%              $0.91          June 13, 2002
John Coppolino                   100,000              2.8%              $0.91          June 16, 2002
John Coppolino                   300,000              8.5%              $0.87          September 19, 2002
Donald Wohl                      100,000              2.8%             $0.875          December 31, 2002
Benjamin Tabatchnick              50,000              1.4%             $0.875          February 17, 2002

     The following chart sets forth certain information with respect to options/warrants exercised during 1997 and outstanding at December 31, 1997, to the named individuals:


                                                                Number of
                                                    Securities
                                                    Underlying               Value of Unexercised
                                                    Unexercised              In-the-Money
                     Shares                         Options/SARs at          Options/SAR's at
                     Acquired on    Value           FY-End Exercisable/      FY-End Exercisable/
Name                 Exercise       Realized        Unexercisable            Unexercisable
-------------------------------------------------------------------------------------------------------
Mark Beychok           -0-          $-0-            1,088,031/300,000        $-0-
Jack B. Spencer        -0-          $-0-            109,890/190,110          $-0-
-------------------------------------------------------------------------------------------------------
John Coppolino         -0-          $-0-            421,500/150,000          $-0-

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the ownership of the common stock by each director and by entities or persons known to the Company to own beneficially in excess of 5% of such stock and by all officers and directors as a group, as of March 20, 1998. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

NAME AND ADDRESS                                    NUMBER OF SHARES             PERCENTAGE OF
OF BENEFICIAL OWNER                                OF COMMON STOCK                BENEFICIAL
IDENTITY OF GROUP                                  BENEFICIALLY OWNED             OWNERSHIP
-------------------                                ------------------           -------------
Mark Beychok (1)                                      1,188,031 (2)               14.1 %

Donald Wohl (1)                                         250,000 (3)                3.0 %

Paul S. Cowen (1)                                        50,000 (4)                 .6 %

Benjamin Tabatchnick (1)                                150,000 (4)                1.8 %

John Coppolino (1)                                      450,087 (5)                5.3 %

Jack Spencer (1)                                        109,890 (6)                1.3 %

ALL DIRECTORS AND OFFICERS AS A GROUP.
(6 persons) (2)(3)(4)(5) and (6)                      2,198,008                   26.1 %


(1) The address of these persons is 1800 Avenue of the Stars, Suite 480, Los Angeles, California 90067.

(2) Includes (i) 62,500 shares underlying a currently exercisable option with an exercise price of $0.91 per share, which expires on December 16, 2000; (ii) 15,000 shares underlying a currently exercisable option with an exercise price of $0.91 per share which expires on September 29, 1998; (iii) 100,000 shares underlying a currently exercisable option with an exercise price of $0.91 per share which expires on November 15, 1998; (iv) 150,000 shares underlying the currently exercisable portion of a stock option, expiring December 16, 2000, which has an exercise price of $0.91 per share; (v) 3,703 shares underlying a currently exercisable option with an exercise price of $4.50 per share which expires January 7, 1998; (vi) 3,703 shares underlying a currently exercisable option with an exercise price of $6.00 per share which expires July 7, 1998;
(vii) 403,125 shares underlying the currently exercisable portion of a stock option, expiring December 16, 2000, which has an exercise price of $0.91 per share; (viii) 100,000 shares underlying a currently exercisable option with an exercise price of $0.91 which expires on June 16, 2002; (ix) 100,000 shares underlying a currently exercisable option with an exercise price of $.875 which expires on December 31, 2002; and (x) 150,000 shares underlying a currently exercisable option with an exercise price of $0.87 which expires September 1, 2002 and does not include 300,000 shares underlying options which are not currently exercisable with an exercise price of $0.87 expiring September 1, 2002.

(3) Includes (i) 150,000 shares underlying the currently exercisable portion of a stock option, expiring December 16, 2000, which has an exercise price of $0.91 per share; and (ii) 100,000 shares underlying a presently exercisable option with an exercise price of $0.875 which expires on December 31, 2002. Does not include any shares owned by ATCOLP INVESTMENT PARTNERS, a California limited partnership in which Mr. Wohl is the general partner.

(4) Each of Messrs. Tabatchnick and cowen holds a currently exercisable option for the purchase of 50,000 shares at $0.875 granted in 1998. Mr. Tabatchnick holds a currently exercisable option for an additional 50,000 shares at $0.875 granted in 1997, and has entered into a consulting agreement which provides for the issuance of 50,000 shares, subject to forfeiture if certain performance standards relating to sales into certain markets are not met.

(5) Includes (i) 1,375 shares underlying a currently exercisable option with an exercise price of $4.50, which expired January 7, 1998; (ii) 1,375 shares underlying a currently exercisable option with an exercise price of $6.00, which expires July 7, 1998; (iii) 168,750 shares underlying a currently exercisable option with an exercise price of $0.91 per share, which expires on December 16, 2000; (iv) 100,000 shares underlying a currently exercisable option with an exercise price of $0.91 which expires on June 16, 2002; (v) 150,000 shares underlying a currently exercisable option with an exercise price of $0.87 which expires on September 1, 2002; and does not include (vi) 150,000 shares with an exercise price of $0.87 which are not currently exercisable expiring September 1, 2002.

(6) Includes 109,890 shares underlying a currently exercisable option with an exercise price of $0.91, expiring June 13, 2002; and does not include 190,110 shares underlying options which are not currently exercisable with an exercise price of $0.91 expiring June 13, 2002.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has employment agreements with Mark Beychok, Jack Spencer and John Coppolino, and had employment agreements, consulting agreements and settlement agreements with certain of its former officers. See "Management - Executive Compensation."

     In April, 1997, the Company agreed in principle with ATCOLP INVESTMENT PARTNERS, a California Limited Partnership (the "Lender), in which Donald Wohl, a Director of the Company, is the general partner, for a loan in the amount of $300,000 (the "Loan"), to fund the payment of legal fees in connection with the Company's arbitration against The Keebler Company. See Note 16: Litigation Recovery, Net of Costs. The loan was evidenced by a note which bears interest at the lesser of 15% per annum or the highest rate allowed by law with recourse solely to the net proceeds of the arbitration, if any. If the Company did not realize any net proceeds from the arbitration, the Loan would be canceled and the Lender would receive a warrant for the purchase of 400,000 shares of the Company's Common Stock at $.01 per share. If the Loan was repaid through the application of the net proceeds of the arbitration, the Lender would receive warrants for the purchase of 200,000 shares of Common Stock at $.01 per share and a percentage of net proceeds of the arbitration equal to 15% of the first $1,000,000 of net proceeds, but not less than $100,000; 20% of the net proceeds greater than $1,000,000 and less than $3,000,000; and, 25% of net proceeds above $3,000,000. The Loan was approved by the disinterested members of the Company's Board of Directors, and was on terms no less favorable to the Company than were available from non-affiliated lenders. A second proposal, from another source, contained terms which would have required the Company to pay $2,050,000 in fees based on the actual award, repay the $300,000 advance, and be granted a warrant for 1,000,000 shares of the Company's common stock at an exercise price of $1.00. The loan amount of $300,000 was repaid upon settlement of the litigation in June 1997 and receipt of funds in July 1997, plus $1,236,885 in conformity with the agreed upon formula, plus a warrant for 200,000 shares of the Company's common stock at a $0.01 per share. See Note 16 to the Consolidated Financial Statements for the recording of the entire transaction.

The Company entered into a one year consulting agreement with Benjamin Tabatchnick, a Director of the Company, on April 1, 1997. Mr. Tabatchnick, in exchange for 50,000 shares of the Company's common stock plus 2% of the new sales endeavors in the school and food service business areas, agreed to assist the Company in developing programs, formulations, marketing and sales in the above mentioned business areas.

The Company granted options in 1997 for 50,000 shares to Paul S. Hermis who was then a Director of the Company. Mr. Hermis resigned as a Director on February 21, 1998.

                                    PART IV

ITEM 13:         EXHIBITS LIST AND REPORTS ON FORM 8-K
                 -------------------------------------
(a)    The following exhibits are submitted herewith:

       3.1       Certificate of Incorporation of Registrant(i)
       3.2       By-laws of Registrant(i)
       3.3 Agreement and Plan of Merger between the Registrant and Vitafort International Corporation, a California corporation(i)
       3.4       Certificate of Designation  Series A Preferred Stock(v)
       3.5       Certificate of Designation  Series B Preferred Stock(v)
       3.6       Certificate of Amendment to the Certificate of Incorporation,
                 November 1991(v)
       3.7       Certificate of Designation  Series C Preferred Stock(v)
       3.8 Certificate of Amendment to the Certificate of Incorporation, filed February 8, 1994 (vi)
       3.9       Certificate of Designation - Series D Preferred Stock(vi)
       3.10      Certificate of Amendment to the Registrant's Certificate of
                 Incorporation, filed November, 1995. Incorporated by reference to Exhibit 4.10 filed with the Registrant's Registration
                 Statement on Form S-8 filed January 25, 1996 File Number 33-
                 300435 (the " January 1996 S-8").
       3.11      Certificate of Elimination - Series A Preferred Stock.
                 Incorporated by reference to Exhibit 4.24 to the Registrant's
                 Registration Statement on Form S-8 Filed May 22, 1996 File
                 Number 333-04271 (the "May 1996 S-8").
       3.12      Certificate of Elimination - Series D Preferred Stock.
                 Incorporated by reference to Exhibit 4.25 to the May 1996 S-8.
       3.13      Certificate of Amendment to the Registrant's Certificate of
                 Incorporation, filed October 4, 1996. Incorporated by reference to Exhibit 4.29 to the Registrant's Registration Statement on
                 Form S-8 Filed December 12, 1996, File Number 333-17763 (the
                 "December 1996 S-8").
       3.14      Amended Certificate of Designation of the Registrant's 1997
                 Series A Preferred Stock filed May 1997 Amended Certificate of
                 Designation of the Registrant's 1997 Series A Preferred Stock filed March 1998 (filed herewith)
       4.1       Specimen Stock Certificate. Incorporated by reference to
                 Exhibit 4.1 Filed with the Registrant's Annual Report on Form
                 10K-SB for the Year ended December 31, 1996 (the "1996 10K-SB")
       4.2       Specimen Redeemable Common Stock Purchase Warrant(i)
       4.3       Form of Warrant Agreement(i) Proposed form of Underwriters
                 Warrant Agreement(i)
       4.6       Warrant Extension Agreement, December 18, 1992(v)
       4.7       Warrant Extension Agreement, December 18, 1994(vi)
       4.8       Warrant Extension Agreement, January 18, 1995(vi)
       4.9       Warrant Extension Agreement, April 3, 1995(vi)
       4.10      Warrant Extension Agreement, May 3, 1995. Incorporated by
                 reference to Exhibit 4.18 to the January 1996 S-8.
       4.11      Warrant Extension Agreement, June 15, 1995. Incorporated by
                 reference to Exhibit 4.19 to the January 1996 S-8.
       4.12      Warrant Extension Agreement, July 17, 1995. Incorporated by
                 reference to Exhibit 4.20 to the January 1996 S-8.
       4.13      Warrant Extension Agreement, August 16, 1995. Incorporated by
                 reference to Exhibit 4.21 to the January 1996 S-8.


       4.14 Warrant Extension Agreement, December 31, 1995. Incorporated by reference to Exhibit 4.21 to the January 1996 S-8.
       4.15 Warrant Extension Agreement, April 30, 1996. Incorporated by reference to Exhibit 4.23 to the May 1996 S-8.
       4.16      Warrant Extension Agreement, July 31, 1996. Incorporated by
                 reference to Exhibit 4.26 to the December 1996 S-8.
       4.17      Warrant Extension Agreement, September 30, 1996. Incorporated
                 by reference to Exhibit 4.27 to the December 1996 S-8.
       4.18      Warrant Extension Agreement, November 11, 1996. Incorporated by
                 reference to Exhibit 4.28 to the December 1996 S-8.
       4.19      Warrant Extension Agreement, April 15, 1997. Incorporated by
                 reference to Exhibit 4.19 to the 1996 10K-SB.
                 Warrant Extension Agreement, October 31, 1997.(x)
       10.1 Loan Agreement, dated August 19, 1988, between the Registrant and Bishop Capital, L.P. and promissory note in the principal amount of $150,000(i)
       10.2 License Agreement, dated April 25, 1986, between the Registrant and Crystal Geyser Water Registrant and amendment, dated
                 January 7, 1988(i)
       10.3      Demand Promissory Note, dated July 10, 1987, from Registrant to
                 Joseph R. Daly in the principal amount of $300,000 and Modification, dated October 11, 1989(i)
       10.4      License Agreement, dated as of October 9, 1987, between the
                 Registrant and Good Health Beverage, Inc. and amendment, dated
                 November 23, 1988(i)
       10.5 Product Development Agreement, dated as of January 21, 1988, between the Registrant and International Multifoods, Inc.(i)
       10.6      Beverage Agreement, dated as of October 31, 1988, between the
                 Registrant and PowerBurst Corporation(i)
       10.7      Amended and Restated Agreement, dated August 2, 1989, between the Registrant and Vitafort Far East Co., Ltd.(i)
       10.8      Agreement, dated August 11, 1989, between Barry Saltzman, MD.
                 and Yoshio Tanaka(i)
       10.9      Lease, dated June 13, 1988, between Registrant and Shelterpoint
                 Equities, Ltd. for offices at 591 Redwood Highway, Mill Valley,
                 California(i)
       10.10 Agreement, dated July 25, 1989, between Nutrifish Corporation and Mt. Lassen Trout Farms(i)
       10.11 Salmon Rondelles Joint Development and Marketing Agreement, dated as of September 18, 1989, between Nutrifish Corporation and Norwegian Seafoods, Inc.(i)
       10.12 Whole Salmon Joint Development and Marketing Agreement, dated as of September 26, 1989, between Nutrifish Corporation and
                 Norwegian Seafoods, Inc.(i)
       10.13     Employment Agreement, dated September 13, between the
                 Registrant and Barry K. Saltzman(i)
       10.14     Employment Agreement, dated September 13, between the
                 Registrant and Jeffrey Lewenthal(i)
       10.15     The Registrant's 1989 Stock Option Plan(i)
       10.16     Stock Option Agreement, dated as of July 17, 1989 between the
                 Registrant and Jeffrey Lewenthal(i)
       10.17     Secrecy Agreement, dated as of May 2, 1986, between the
                 Registrant and Hoffman-LaRoche, Inc.(i)
       10.18     Joint Venture Agreement, dated September 29, 1989, between the
                 Registrant and Agrolife Technologies, Inc.(i)
       10.19     Consulting Agreement, dated September 13, 1989, between the
                 Registrant and Randall S. Reis(i)
       10.20     Loan Agreement, dated June 15, 1989, between Union Bank and
                 Joseph R. Daly(i)
       10.21     Form of Employee Confidentiality Agreement.(ii)
       10.23     Form of Escrow Agreement by and among the Registrant, Gilford
                 Securities Corp., and certain stockholders of Registrant(i)


       10.24     Promissory Note, made November 21, 1989, by Nutrifish
                 Corporation and payable to Joseph R. Daly(i)
       10.25 Right of First Refusal Agreement, dated November 21, 1989, between Nutrifish Corporation and Joseph R. Daly(i)
       10.26 Production License Agreement for Nutrifish Norwegian Salmon, dated February 2, 1990, between Nutrifish Corporation and
                 Norwegian Seafoods, Inc.(ii)
       10.27     Test Market Agreement, dated December 19, 1989, between
                 International Multifoods Corporation and the Registrant.(ii)
       10.28     Amendment, dated as of December 19, 1989, to the Product
                 Development Agreement between International Multifoods
                 Corporation and the Registrant.(ii)
       10.29     Consulting Agreement, dated February 21, 1990, between the
                 Registrant and Joseph R. Daly.(ii)
       10.30     License Agreement between the Registrant and Nulaid Foods,
                 Inc., dated April 30, 1990.(ii)
       10.31     License Agreement between the Registrant and Vitafort Latin
                 America, dated July 30, 1990.(ii)
       10.32     Termination Agreement between the Registrant and Jeffrey D.
                 Lewenthal, dated September 12, 1990.(ii)
       10.33     Settlement Agreement and Full Release between Nicholas J.
                 Caputo and Registrant, dated October 4, 1990.(ii)
       10.34     Employment Agreement between the Registrant and Stephen D.
                 Clow, dated December 1, 1990.(ii)
       10.35     Employment Agreement between the Registrant and Frank A.
                 Corsini, dated January 2, 1991.(ii)
       10.36     Stock Option Agreement between the Registrant and Stephen D.
                 Clow, dated January 2, 1991.(ii)
       10.37     Stock Option Agreement between the Registrant and Frank A.
                 Corsini, dated January 2, 1991.(ii)
       10.38     Letter Agreement, dated February 1, 1991, amending Consulting
                 Agreement between the Registrant and Joseph R. Daly.(ii)
       10.39     Letter Agreement, dated March 12, 1991, between the Registrant and Joseph R. Daly regarding debt reorganization.(ii)
       10.40     Consulting Agreement between Norman Kretchmer, MD., Ph.D., and the Registrant, dated December 20, 1988.(ii)
       10.41     Settlement Agreement between the Registrant and PowerBurst
                 Corporation, dated September 23, 1991.(ii)
       10.42     Subscription Agreement between the Registrant and Societe
                 Anonyme Financier Industrielle et Garantie, dated November 1,
                 1991. Incorporated by reference to Exhibit 1 to the Registrant's Report on Form 8-K dated November 1, 1991.
       10.43     Exclusive Distribution Agreement between Registrant and Chicago
                 Fish House, dated June 13, 1991.(ii)
       10.44     Larry Lucas Settlement Agreement, dated March 25, 1993.(v)
       10.45     Frank Corsini, Separation Agreement, dated May 18, 1993.(v)
       10.46     Agreement dated October 5, 1993 between the Registrant and
                 Second Nature Technologies, Inc.(iii)
       10.47     Food and Beverage Technology Agreement(iii)
       10.48 Asset Purchase and Sale Agreement, dated as of June 7, 1993 by and among Crystal Clear Farms, Inc., a Maine corporation, the Registrant and Salmon Distribution Subsidiary, Inc. a Maine corporation which was formerly known as Crystal Clear Farms, Inc.(iv)
       10.49     Temporary Operating Agreement dated June 7, 1993 by and among
                 Samuel L. Thompson & Associates, Inc., a Maine corporation, the
                 Registrant and Crystal Clear Farms, Inc. a Maine corporation
                 (now known as Salmon distribution Subsidiary, Inc.)(iv)

       10.50 Non-Competition Agreement dated July 27, 1993 by and between the Registrant and Crystal clear farms, Inc., a Maine corporation.(iv)
       10.51     Employment Agreement dated as of November 29, 1993, between the
                 Registrant and Steven Westlund. Incorporated by reference to exhibit 99.01 to Form S-8 filed by the Registrant on March 4, 1994 (the "1994 S-8").
       10.52 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Steven Westlund. Incorporated by reference to exhibit 99.02 to the 1994 S-8.
       10.53 Stock Option Agreement dated as of September 15, 1993 between the Registrant and Steven Westlund. Incorporated by reference to exhibit 99.03 to 1994 S-8.
       10.54     Employment Agreement dated as of November 29, 1993 between the
                 Registrant and Peter Benz. Incorporated by reference to exhibit
                 99.04 to 1994 S-8.
       10.55 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Peter Benz. Incorporated by reference to exhibit 99.05 to 1994 S-8.
       10.56     Employment Agreement dated as of November 29, 1993 between the
                 Registrant and Mark Beychok. Incorporated by reference to
                 exhibit 99.06 to the 1994 S-8.
       10.57 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.07 to the 1994 S-8.
       10.58 Stock Option Agreement dated as of September 15, 1993 between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.08 to the 1994 S-8.
       10.59     Consulting Agreement dated as of November 29, 1993 between the
                 Registrant and Herman Jacobs. Incorporated by reference to exhibit 99.09 to the 1994 S-8.
       10.60 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Herman Jacobs. Incorporated by reference to exhibit 99.10 to the 1994 S-8.
       10.61     Vitafort International Corporation 90 Day Operating Plan.
                 Incorporated by reference to exhibit 99.21 to the 1994 S-8.
       10.62     Stock Option Agreement, dated September 15, 1993, between the
                 Registrant and Stanley J. Pasarell. Incorporated by reference to exhibit 99.22 to the 1994 S-8.
       10.63 Separation and Release Agreement, dated as of December 1, 1994, between the Registrant and Peter Benz.(vi)
       10.64     Letter Agreement, dated September 14, 1995, between the
                 Registrant and Peter T. Benz. Incorporated by reference to the like numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1995.
       10.65     Consulting Agreement and Mutual Release, dated as of March 1,
                 1995, between the Registrant and Steven R. Westlund.
                 Incorporated by reference to the like numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1995.
       10.66     Letter Agreement, dated November 30, 1995, between the
                 Registrant and Steven Westlund. Incorporated by reference to the like numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1995.
       10.67     The Vitafort International Corporation 1995 Stock Option Plan.
                 Incorporated by reference to exhibit 99.01 to the January 1996
                 S-8.
       10.68     Form of Option granted to directors under The Vitafort
                 International Corporation 1995 Stock Option Plan and schedule of grants to directors. Incorporated by reference to exhibit
                 99.02 to the January 1996 S-8.
       10.69     Employee Option granted to Mark Beychok under The Vitafort
                 International Corporation 1995 Stock Option Plan. Incorporated by reference to exhibit 99.03 to the January 1996 S-8.
       10.70 Amendment, dated December 16, 1995, to the Employment Agreement between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.10 to the January 1996 S-8.
       10.71     Option Agreement, dated December 16, 1995, between the
                 Registrant and Mark Beychok. Incorporated by reference to
                 exhibit 99.11 to the January 1996 S-8.
       10.72 Conversion Agreement, dated as of December 30, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.20 to the January 1996 S-8.


       10.73     Class A Option Agreement, dated as of December 30, 1995,
                 between the Registrant and Mark Beychok. Incorporated by
                 reference to exhibit 99.21 to the January 1996 S-8.
       10.74     Class B Option Agreement, dated as of December 30, 1995,
                 between the Registrant and Mark Beychok. Incorporated by
                 reference to exhibit 99.22 to the January 1996 S-8.
       10.75     Conversion Agreement, dated as of March 26, 1996, between the
                 Registrant and John Coppolino. Incorporated by reference to
                 Exhibit 9.18 to the May 1996 S-8.
       10.76     Class A Option Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
                 Exhibit 9.19 to the May 1996 S-8.
       10.77     Class B Option Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
                 Exhibit 9.20 to the May 1996 S-8.
       10.78     Employment Agreement, between the Registrant and John
                 Coppolino. Incorporated by reference to Exhibit 10.78 to the
                 1996 Form 10-KSB.
       10.79     Foreclosure Purchase Agreement related to the Acquisition of assets of Auburn Farms, Inc. Incorporated by reference to
                 Exhibit 1 to the Registrant's Form 8-K, dated May 2, 1996.
       10.80     Loan and Security Agreement, dated August 15, 1996, between the
                 Registrant and Coast Business Credit, a division of Southern
                 Pacific Thrift & Loan Association. Incorporated by reference to
                 Exhibit 1 to the Registrant's Form 8-K, dated August 15, 1996.
       10.81     Agreement, dated as of July 10, 1996, between the Registrant and Second Nature Technologies, Inc. Incorporated by reference to Exhibit 10.81 to the 1996 Form 10-KSB. Employment Agreement
                 dated June 16, 1997 between Jack Spencer and the Registrant.
                 Incorporated by reference to Exhibit 10.12 of the Registrant's
                 Form SB-2 filed July 23,1997
       10.83     Agreement, dated April 1997, between the Registrant and ATCOLP
                 Investment Partners, a California Limited Partnership.
                 Incorporated by reference to the Registrant's Form SB-2 filed
                 July 23, 1997
       10.84     Employment Agreement dated September 1997 between the
                 Registrant and Mark Beychok. (x) Employment Agreement dated
                 September 1997 between the Registrant and John Coppolino.(x)
       16.       Letter on change in certifying accountant. (ix)
       22.       Subsidiaries of the Registrant:
                 The Registrant does not have any significant subsidiaries.
       23.2      Consent of BDO Seidman, LLP (filed herewith)
       27        Financial Data Schedule (filed herewith)

(i) Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form S-18, file number 33-31883.
(ii) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1990 and 1989 Form 10-K's.
(iii) Incorporated by reference to exhibits 1 & 2 to the Registrant's September 30, 1993 Form 10-QSB.
(iv) Incorporated by reference to exhibits 1 through 4 to the Registrant's August 7, 1993 Form 8-K.
(v) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1993 Form 10-KSB.
(vi) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1994 Form 10-KSB.
(vii) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1995 Form 10-KSB.
(viii) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1996 Form 10-KSB.
(ix) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1996 Form 10-KSB.
(x) Incorporated by reference to the same numbered exhibit to the Registrant's January 14, 1998 Form SB-2/A.

(b)    Reports on Form 8-K
       There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1997.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants           F-2


Consolidated Balance Sheets - December 31, 1997 and 1996     F-3


Consolidated Statements of Operations -
     Years Ended December 31, 1997 and 1996                  F-5


Consolidated Statements of Stockholders' Equity (Deficit) -
     Years Ended December 31, 1997 and 1996                  F-6


Consolidated Statements of Cash Flows -
     Years Ended December 31, 1997 and 1996                  F-7


Summary of Accounting Policies                               F-9


Notes to Consolidated Financial Statements                   F-13

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



     Board of Directors and Stockholders
     VITAFORT INTERNATIONAL CORPORATION
     AND SUBSIDIARIES
     Los Angeles, California

     We have audited the accompanying consolidated balance sheets of Vitafort International Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the two years then ended.
     These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vitafort International Corporation and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered from recurring losses from operations, including a loss from operations of $4,151,305 for the year ended December 31, 1997. The Company has also previously had working capital shortages. These and other factors raise substantial doubt about
     its ability to continue as a going concern.   Management's plans in regard
     to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




     Los Angeles, California
     March 30, 1998                                 BDO SEIDMAN, LLP

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1997            1996
                                                               -------------    ------------
ASSETS (Note 6)

Current assets:
 Cash and cash equivalents                                      $2,199,036       $  188,867
 Accounts receivable - trade, net of allowance for
  doubtful accounts of $25,743 and $79,994 as of
  December 31, 1997 and 1996, respectively                         412,289          230,789
 Notes receivable                                                   10,000           56,000
 Other receivables                                                       -            4,464
 Inventory (Note 3)                                                247,611          361,196
 Prepaid and other current assets (Note 4)                         269,268          271,731
                                                                ----------       ----------
     Total current assets                                        3,138,204        1,113,047
                                                                ----------       ----------

Equipment (Note 7):
 Manufacturing equipment                                           290,912          290,912
 Furniture and office equipment                                    105,160          105,160
 Computer equipment                                                193,571          173,294
                                                                ----------       ----------
                                                                   589,643          569,366

 Less accumulated depreciation                                     347,493          231,592
                                                                ----------       ----------
     Net fixed assets                                              242,150          337,774
                                                                ----------       ----------

Other Assets:
 Advances to Global International Sourcing                         193,818                -

 Intangible assets, net of accumulated amortization of
  $73,163 and $95,561 in 1997 and 1996                             338,091          385,693
                                                                ----------       ----------
                                                                   531,909          385,693
                                                                ----------       ----------
                                                                $3,912,263       $1,836,514
                                                                ==========       ==========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                    DECEMBER 31,     DECEMBER 31,
                                                                        1997             1996
                                                                   -------------    -------------
Current liabilities:
  Note payable - bank (Note 6)                                      $     60,757     $    440,022
  Notes payable - other (Note 6)                                         283,898                -
  Accounts payable - trade                                               909,315        1,510,982
  Accrued expenses (Note 5)                                              342,437          341,480
   Current maturities of long-term debt (Note 7)                          37,859           37,859
                                                                    ------------     ------------
          Total current liabilities                                    1,634,266        2,330,343

Commitments and contingencies (Notes 11 and 13)

Stockholders' equity (deficit) (Notes 9, 10 and 15):
  Series A, 6% Cumulative Convertible Preferred Stock,
   $0.01 par value cumulative; 750 shares authorized;
   750 shares issued and outstanding at December 31,
   1997 and none at December 31, 1996; aggregate
   liquidation preference of $750,000 at December 31, 1997                     8                -
  Series B, 10% Cumulative Convertible Preferred Stock,
   $.01 par value; authorized 110,000 shares; issued
   and outstanding 1,000; aggregate liquidation
   preference of $50,000                                                      10               10
  Series C, Convertible Preferred Stock, $.01 par value;
   authorized 450 shares; issued and outstanding 50 shares;
   aggregate liquidation preference of $50,000                                 1                1

  Common stock, $.0001 par value, authorized 30,000,000 shares;
    issued and outstanding 6,683,853 and 4,908,664                         8,863            8,686

  Additional paid-in capital                                          23,115,727       20,547,953
  Accumulated deficit                                                (20,846,612)     (21,050,479)
                                                                     ------------     ------------
          Total stockholders' equity (deficit)                         2,277,997         (493,829)
                                                                    ------------     ------------
                                                                    $  3,912,263     $  1,836,514
                                                                    ============     ============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                DECEMBER 31,
                                                            1997           1996
                                                        ------------   -------------

Net revenues                                            $ 1,995,317     $ 5,285,149

Cost of sales                                             1,896,410       6,870,120
                                                        -----------     -----------
     Gross profit (loss)                                     98,907      (1,584,971)
                                                        -----------     -----------

Operating expenses:
 Research and development                                   337,806         737,044
 Sales and marketing                                      1,239,460       3,029,480
 General and administrative                               2,672,946       2,721,321
                                                        -----------     -----------

     Total operating expenses                             4,250,212       6,487,845
                                                        -----------     -----------

     Loss from operations                                (4,151,305)     (8,072,816)

Interest income                                              78,070          49,319
Interest expense                                           (214,690)        (50,509)
Other expense                                                15,210         (45,650)
Litigation recovery, net of costs (Note 16)               4,748,946               -
                                                        -----------     -----------
   Income (loss) before income taxes                        476,231      (8,119,656)

State income taxes (Note 8)                                   3,200           3,159
                                                        -----------     -----------

     Net Income (loss)                                      473,031      (8,122,815)

Deemed dividends to preferred shareholders                  269,164               -
                                                        -----------     -----------

Net income (loss) allocable to common shareholders      $   203,867     $(8,122,815)
                                                        ===========     ===========

Basic net income (loss) per common share                $       .03     $     (1.58)
                                                        ===========     ===========

Diluted net income (loss) per share                     $       .03     $     (1.58)
                                                        ===========     ===========

Basic weighted average shares of common stock             5,831,404       5,133,665
                                                        ===========     ===========

Diluted weighted average shares of common stock           6,343,397       5,133,665
                                                        ===========     ===========


  See accompanying summary of accounting policies and notes to consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                    Series A
                                                   Cumulative             Series B            Series C
                                                   Convertible           Convertible         Convertible
                                                 Preferred Stock       Preferred Stock     Preferred Stock
                                                ----------------    ------------------    -----------------    Subscribed
                                                Shares    Amount    Shares      Amount    Shares     Amount       Stock
                                                ------    ------    ------      ------    ------     ------    -----------
Balance, January 1, 1996                             -        $0     1,500         $15        50         $1    $ 3,418,196


Common stock issued from subscriptions               -         -         -           -                    -     (3,418,196)
Common stock issued in private placement,
   net of commissions and offering costs             -         -         -           -                    -              -
Conversion of debt to equity                         -         -         -           -                    -              -
Conversion of preferred stock to common stock        -         -      (500)         (5)                   -              -
Common stock-consulting                              -         -         -           -                    -              -
Exercise of stock options                            -         -         -           -                    -              -

Net loss                                             -         -         -           -                    -              -
                                                ------    ------    ------      ------    ------     ------    -----------
Balance, December 31, 1996                           -        $0     1,000         $10        50         $1              -

Common stock issued in private placement,
   net of commissions
Common stock issued as settlement of
   contract dispute
Series A Preferred issued in connection
   with private placement, net of                  750         8
   commissions and expenses
Payment of accounts payable obligations
   with stock
Exercise of warrants
Exercise of stock options
Preferred stock dividends
Net income
                                                ------    ------    ------      ------    ------     ------    -----------
Balance, December 31, 1997                         750        $8     1,000         $10        50         $1              -
                                                ======    ======    ======      ======    ======     ======    ===========

                                                                              Additional
                                                         Common Stock          Paid-In       Accumulated
                                                      Shares      Amount       Capital         Deficit        Total
                                                      ------      ------      ----------     -----------      -----
Balance, January 1, 1996                           1,911,185      $3,823     $11,382,120    ($12,927,664)   $1,876,491

Common stock issued from subscriptions             1,129,474       1,992       3,116,204               -      (300,000)
Common stock issued in private placement,
   net of commissions and offering costs           1,020,000       2,040       3,497,801               -     3,499,841
Conversion of debt to equity                          80,000           8         399,992               -       400,000
Conversion of preferred stock to
   common stock                                        2,500           5          59,694               -        59,694
Common stock consulting                              579,957         447       1,377,197               -     1,377,644
Exercise of stock options                            185,548         371         714,945               -       715,316

Net loss                                                   -           -               -      (8,122,815)   (8,122,815)
                                                   ---------    --------   -------------    ------------    ----------
Balance, December 31, 1996                         4,908,664      $8,686     $20,547,953    ($21,050,479)    ($493,829)

Common stock issued in private placement,
   net of commissions                                500,000          50         449,950                       450,000
Series A Preferred issued in connection
   with private placement, net of                                                672,992         673,000
   commissions and expenses
Payment of accounts payable obligations
   with stock                                        662,589          66         638,297                       638,363
Exercise of warrants                                 200,000          20         139,980                       140,000
Exercise of stock options                            342,600          34         318,648                       318,682
Preferred stock dividends                                                        269,164        (269,164)         -
Net income                                                                                       473,031       473,031

                                                 -----------    --------     -----------    ------------    ----------
Balance, December 31, 1997                       $ 6,683,853      $8,863     $23,115,727    ($20,846,612)   $2,277,997
                                                 ===========    ========     ===========    ============    ==========

         See accompanying summary of accounting policies and notes to financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                     DECEMBER 31,
Increase (Decrease) in Cash and Cash                           1997              1996
 Equivalents                                                   -----             ----

Cash flows from operating activities:
 Net Income (Loss)                                          $   473,031      $(8,122,815)
 Adjustments to reconcile net loss to net cash
 and cash equivalents used in operating activities:
  Depreciation and amortization                                 163,503          119,459
  Allowance for doubtful accounts                               (54,251)               -
  Stock issued for services (Note 16)                           138,000                -
  Operating expenses paid with common stock                           -        1,377,644
  Change in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable - trade, net                         (127,249)        (191,366)
      Inventory                                                 113,585          319,680
      Other                                                           -          (55,760)
      Prepaid and other assets                                    2,463           93,386
      Notes receivable                                           46,000          (36,222)
      Other receivables                                           4,464          143,510
   Increase (decrease) in:
      Accounts payable and accrued expenses                   1,031,347          979,022
      Other current liabilities                                       -         (150,000)
                                                            -----------      -----------
        Cash and cash equivalents provided by
          (used in) operating activities                      1,790,893      (5,523,462)
                                                            -----------      -----------

Cash flows from investing activities:
 Purchase of equipment                                          (20,277)        (172,896)
 Advances to Global International                              (193,818)               -
                                                            -----------      -----------

        Cash and cash equivalents used in
           investing activities                                (214,095)        (172,896)
                                                            -----------      -----------

Cash flows from financing activities:
 Proceeds from line of credit                                   838,426          599,715
 Repayment of line of credit                                 (1,217,691)        ( 75,000)
 Proceeds from notes payable                                    307,871                -
 Repayment of notes payable                                    (625,695)        (171,053)
 Proceeds from issuance of stock                              1,123,000        3,499,841
 Exercise of stock options                                        7,460          715,316
                                                            -----------      -----------

        Cash and cash equivalents provided by
          financing activities                                  433,371        4,568,819
                                                            -----------      -----------
        Increase (decrease) in cash and cash
          equivalents                                         2,010,169       (1,127,539)

Cash and cash equivalents at beginning of
 year                                                           188,867        1,316,406
                                                            -----------      -----------

Cash and cash equivalents at end of year                    $ 2,199,036      $   188,867
                                                            ===========      ===========

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   DECEMBER 31,
                                                              1997            1996
                                                              ----            ----
Supplemental disclosures of cash flow information:
   Cash paid during the year for:

     Interest                                               $ 215,126      $  50,509
     Income taxes                                               3,200          2,854
                                                             =========     =========

Supplemental disclosure of non-cash operating
 investing and financing activities:
    Issuance of common stock for:
     Conversion of liabilities to equity                    $1,030,335     $ 400,000
     Conversion of accrued interest                                  -        59,694
     Conversion of preferred stock to common stock                   -        14,999
     Payment of consulting contract                                  -      (300,000)
                                                             =========     =========


     See accompanying summary of accounting policies and notes to financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES



BASIS OF CONSOLIDATION


     The accompanying consolidated financial statements of Vitafort International Corporation (the "Company") include the accounts of the Company and its subsidiaries: Nutrifish Corporation (90.5% owned as of December 31, 1997 and 1996); Hollywood Partners, Inc. (formerly Vitafort Distributors, Inc.); and Crystal Clear Farms. All subsidiaries were inactive in 1997. All material inter-company accounts and transactions have been eliminated.



USE OF ESTIMATES


     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date, of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


RECLASSIFICATION AND PRESENTATION

     Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are investments with original maturities of three months or less and short-term, highly liquid investments that are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.


INVENTORIES

     Inventories consist of merchandise available for sale, packaging supplies and raw materials, and are stated at the lower of cost (first-in, first-out) or market.


EQUIPMENT

     Equipment is comprised of manufacturing equipment, furniture, office equipment and computer equipment and are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life not in excess of five years.


PREPAID AND OTHER CURRENT ASSETS

     Prepaid and other current assets, which include product introduction expenses, are recorded at cost and amortized over the economic life thereof, but not in excess of twelve months.

ADVERTISING

     General costs are expenses as incurred or prepaid until the advertisement is published, at which time the related costs are expensed.


OTHER INTANGIBLE ASSETS

     Intangible assets are composed of acquisition costs of Auburn Farms and Natures Warehouse trademarks and debt issuance costs and are recorded at cost. The acquisition costs associated with trademarks are being amortized on a straight-line basis over twenty years. All other intangible assets are being amortized on a straight-line basis over periods not exceeding five years.

     These costs are reviewed by management periodically and written down to the value of the future benefit expected to be derived.


REVENUE

     Product sales and related costs are recognized when the Company's products are shipped from the commercial warehouse used by the Company or the contract manufacturer to the customer.


IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded currently.


INCOME (LOSS) PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") issued by the FASB is effective for financial statements with fiscal years and interim periods ending after December 15, 1997. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures. The Company adopted SFAS 128 on December 15, 1997 and it had no effect on income (loss) per share.

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


STOCK COMPENSATION

     As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), but requires pro forma disclosures of net earnings and earnings per share as if the fair-valued-based method of accounting had been applied. In accordance with FASB 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.


DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

     Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure," ("SFAS 129") issued by the FASB is effective for financial statements with fiscal years ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superceded by SFAS No. 128. The Company adopted SFAS No. 129 on December 15, 1997 and it did not have any effect on its financial position or results of operations.


REPORTING COMPREHENSIVE INCOME


     Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years ending after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have any effect on its financial position or results of operations.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131") issued by the FASB is effective for financial statements with fiscal years ending after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have any effect on its financial position or results of operations; however, disclosures with respect to the aforementioned items may be increased.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

   Vitafort International Corporation (the "Company") was incorporated on September 28, 1989 in the State of Delaware to succeed to the business of a California corporation of the same name which was organized on February 7, 1986. The Company is presently engaged in formulating and marketing fat-free foods.


NOTE 2 - LIQUIDITY AND GOING CONCERN

   For the past several years, the Company has suffered recurring losses from operations, including $4,151,305 for the year ended December 31, 1997. Although the Company has raised additional capital after year-end 1997 (see Note 15), it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

   The Company has reduced its cost of sales by centralizing the warehousing of its products in a single location and negotiated lower rates with existing manufacturers or by selecting another competent less expensive producer. In addition, the Company increased prices on the majority of its products effective August 1 of this year and changed its terms of sale to F.O.B. the Company's warehouse. The Company also eliminated the cash discount for prompt payment since most customers were taking the discount beyond the terms. The Company has also introduced reformulated products at the end of 1997 and plans to introduce new products in 1998. These steps, coupled with improvements in subcontract manufacturing quality control and quality assurance, monitoring improvements in Company internal control and communications with respect to product returns and deductions, should improve the Company's prospects to achieve profitability.


NOTE 3 - INVENTORY

   Inventories are stated at the lower of cost (first in, first out) or market. Market-based valuations are based upon estimates and assumptions, and are generally limited to slow moving product offerings. Inventory consists of the following:

                                     December 31,
                                    1997       1996
                                    ----       ----
Finished goods                   $ 30,188    $168,709
Packaging and raw material        217,423     192,487
                                 --------    --------
                                 $247,611    $361,196
                                 ========    ========

NOTE 4 - PREPAID AND OTHER CURRENT ASSETS


   Prepaid expenses and other current assets, as of December 31, 1997 and 1996, are detailed as follows:

                                          December 31,
                                      1997          1996
                                      ----          ----
   Deposits                         $  1,100      $ 10,000
   Product introduction costs         10,711       177,865
   Insurance                          36,377        14,897
   Consulting                        108,080             -
   Other prepaids                    113,000        68,969
                                    --------      --------
     Total prepaid and other
      current assets                $269,268      $271,731
                                    ========      ========

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                             December 31,
                                        1997           1996
                                        ----           ----
Accrued compensation                  $156,764      $ 90,753
Accrued interest payable                     -           436
Accrued legal fees                      40,112       120,811
Accrued consulting fees                  4,919        13,500
Other accrued expenses                 140,642       115,980
                                      --------      --------
Total accrued expenses                $342,437      $341,480
                                      ========      ========

NOTE 6 - NOTE PAYABLE

     BANK
     ----
     In August 1996, the Company entered into a revolving credit facility with a financing institution that provides a credit line of up to $4,000,000 subject to certain covenants. Advances made to the Company under the facility are based on a certain percentage of eligible accounts receivable, as defined, and as a certain percentage of eligible inventory, as defined. The amount of inventory advances under the facility cannot exceed $500,000. The initial term of the facility ends August 1998, with automatic renewals thereafter for one year periods. Advances under the facility bear an interest rate at the Bank of America NT plus 3%, and are secured by a first priority lien on all of the Company's assets. Minimum interest charges are currently $15,000 per month. The Company paid $40,000 to the institution upon execution of the agreement and $40,000 to a facilitator in connection with the placement of the loan. The Company was in violation of certain covenants with respect to working capital and tangible net worth requirements during the first half of 1997. Upon receipt of the Keebler award, the Company was no longer in violation of any of the covenants. No assurance can be given that the Company will not be in violation of such covenants in the future.

     OTHER
     -----
     Notes payable - other, represents the current balance of the original conversion of $601,723 of trade accounts payable. These notes are unsecured and payable in various monthly installments with a maximum repayment of approximately $64,000 in January 1998 (including interest at various rates). The notes have various maturity dates through December 1998.

NOTE 7 - LONG-TERM DEBT

   The Company's long-term debt, which approximates fair value, as of December 31, 1997 and 1996 consists of a 14% note payable in the amount of $37,859, due in monthly installments of $4,033, secured by certain of the Company's equipment. The entire amount is classified as a current liability. Under the Agreement with Coast Business Credit, payments on this note ceased as part of the condition for Coast making the loan.


NOTE 8 - INCOME TAXES

   As the Company has incurred significant operating losses since inception, its current tax provision has been limited to minimum California tax payments.

   The difference between the Federal income tax rate and the effective income tax rate on net income (loss) from continuing operations is as follows:

                                              1997                      1996
                                              ----                      ----

Expected Federal income taxes             34.0 %  $ 162,000       (35.0)%  $(2,760,000)
State income taxes, net of Federal
 income tax benefit                        6.0       28,000        (6.0)      (498,000)
Change in valuation allowance            (44.0)    (206,800)       39.1      3,172,000
Other, net                                 4.0       20,000         1.0         82,841
                                         -----    ---------       -----    -----------
                                             - %  $   3,200           - %  $    (3,159)
                                         =====    =========       =====    ===========

       The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                     1997           1996
                                                 ------------   ------------
Deferred income tax assets:
 Net operating loss carryforwards                $ 7,230,000    $ 7,259,000
 Tax credit carryforwards                             70,000         70,000
 Allowance for bad debts                              70,000         32,000
 Inventory reserves                                  200,000        473,000
 Other                                                55,000         26,000
                                                 -----------     ----------
     Total gross deferred income tax assets        7,625,000      7,860,000
Deferred income tax liabilities                      (20,000)       (24,000)
                                                 -----------     ----------
                                                   7,605,000      7,836,000

Less valuation allowance                          (7,605,000)     7,836,000
                                                 -----------     ----------
     Net deferred income taxes                   $         -     $        -
                                                 ===========     ==========

     Net deferred tax assets of approximately $605,000 resulting from net operating losses, tax credits and other temporary differences have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

     As of December 31, 1997, the Company had unused Federal and California net operating loss carryforwards of approximately $19,600,000 and $6,400,000, respectively, available to offset against future Federal taxable income and future California taxable income. In addition, the Company had unused research and experimental credits of $44,000 and $26,000 for Federal and California state purposes. The unused net operating loss and credit carryforwards expire in various amounts through the year 2012. In contrast to Federal net operating losses, only 50% of the California net operating losses incurred subsequent to December 31, 1986 may be carried forward. The California net operating losses will expire in various amounts through the year 2002.

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


NOTE 9 - STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

     The Company entered into a subscription agreement in April 1997 with an unrelated investor for $500,000 of 1997 Series A Preferred Stock. The preferred stock has a cumulative dividend rate of 6% with no voting rights. The conversion price is the lower of $1.25 per share or a 30% discount to the market price at the time of conversion. The preferred stock is convertible at any time. For accounting purposes, the original issue discount of $214,286 is being treated as a deemed dividend. The facilitator received a 10% fee from the proceeds, as well as warrants to purchase 35,000 shares of common stock at an exercise price of $1.00 per share. Cumulative unpaid dividends amounted to $22,500 at December 31, 1997.

     The Company entered into a subscription agreement in May 1997 with another investor for $250,000 of 1997 Series A Preferred Stock. The series has a cumulative dividend rate of 6%, no voting rights, and is convertible at any time at the lower of $1.25 or a 30% discount to the market price at the time of conversion. For accounting purposes, the original issue discount of $54,878 is being treated as a deemed dividend. The facilitator received a 10% fee from the proceeds and a warrant to purchase 17,500 shares of common stock at an exercise price of $1.00 per share. Cumulative unpaid dividends amounted to $10,000 at December 31, 1997.

     Each share of Series B 10% Cumulative Convertible Preferred stock is convertible into 1.667 shares of common stock, and cumulative convertible dividends of 10% per annum are payable annually commencing October 1992. The Series B 10% Cumulative Preferred stock has a liquidation preference of $50 per share plus all accrued and unpaid dividends. It is subject to optional redemption by the Company at any time at $50 per share plus accrued and unpaid dividends. Cumulative unpaid dividends amounted to $25,000 and $20,000 at December 31, 1997 and 1996, respectively.

     During 1996, the Company offered the holders of Series B Cumulated Convertible Preferred Stock more favorable exchange rates to encourage conversion of the shares to common stock. As a result, in August 1996, the holder of 500 shares of Series B Cumulative Convertible Preferred Stock exchanged his shares and accumulated accrued and unpaid dividends for 2,500 shares of common stock. The value of the inducement to the Series B holders was not material.

     Each share of Series C Convertible Preferred Stock is convertible into 100 shares of common stock and 100 warrants. Series C Convertible Preferred Stock does not carry any dividend rights. The warrants expired in June 1994. Additionally, the Series C Convertible Stock has a dilutive conversion factor. The Series C Convertible Preferred Stock has a liquidation preference of $1,000 per share after Series B Cumulative Convertible Preferred Stock, and to holders of common stock.

     The shares of Series A, Series B and Series C Preferred stock are not currently registered under the Securities Exchange Act of 1934.


COMMON STOCK

     The Company entered into a subscription agreement in February 1997 with an investor who purchased 500,000 shares of common stock at $1.00 per share. At funding, a 10% fee was paid to a facilitator and warrants were given to that same facilitator to purchase 125,000 shares of common stock at a price of $1.375 per share which was later reduced to $1.00.

     The Company issued 70,000 shares at a value of $1.125 per share as settlement for a contract dispute.

     The Company issued 662,589 shares of common stock to various providers of services under an S-8 filing. The Company realized $638,363 from this transaction.

     100,000 shares of common stock at $.93 per share was issued to a professional firm for previous services rendered.

     The Company issued 86,000 shares of common stock at various amounts per share in compensation for services rendered, realizing $83,581 from this transaction.

     The Company issued 20,000 shares at a value of $1.125 per share and 10,000 shares at a value of $1.06 per share upon the exercise of options granted to a former employee as compensation for consulting services and past unpaid accrued vacation.

     The Company issued 182,600 shares at $.875 per share upon the exercise of options granted under the Non-Incentive Stock Option Plan. Non-officers of the Company paid the exercise price of such options through the application of accrued payroll and other various expenses.

     On July 16, 1997, the Company accepted a cashless exchange of expenses for options on 30,000 shares of common stock valued at $1.00 per share to a consultant.

     The Company issued cashless options of 60,000 shares of common stock valued at $.93 per share and 40,000 shares of common stock valued at $1.00 per share for consulting services.

     In January 1996, the Company completed its private placement offerings of common stock. Total shares issued in these offerings were 1,121,667 at prices of $3.00 to $6.00. Total proceeds to the Company were $3,028,500, net of expenses of $336,500. At December 31, 1995, $1,530,249 was received representing subscriptions for 635,000 common shares under this private placement offering.

     In March 1996, the Company completed a private placement of 250,000 common shares receiving $1,350,000, net of expenses of $150,000.

     In April 1996, the Company completed a private placement of 283,333 common shares receiving $651,590, net of expenses of $118,410.

     In November 1996, the Company converted $400,000 of notes payable to 80,000 shares of common stock at fair market value at that time.

     During 1996 the Company issued 579,957 shares of common stock valued at $1,377,644 to attorneys, consultants and employees as payment for services.

     During September 1995, pursuant to a contractual agreement, the Company issued 100,000 shares of its common stock to a public relations/financial consulting firm and authorized an additional 100,000 shares to be issued to the consulting firm upon performance under the contract for $600,000 or prepaid consulting fees. In 1996, this contract was terminated. As a result, the final 100,000 shares representing $300,000 were never issued and were eliminated from subscribed stock.

     On October 7, 1996, a 1 for 20 reverse stock split was effected. All share amounts in this report have been retroactively adjusted to reflect this stock split.



NOTE 10 - STOCK OPTIONS

     The 1989 Stock Option Plan, as amended (the "Plan") reserved 50,000 shares of common stock (as adjusted for the reverse split effected in 1996) to grant either nonqualified or incentive stock options. All directors, officers, key employees and consultants to the Company or its subsidiaries are eligible under the terms of the Plan. Such options may not be granted at less than 100% of the fair market value at the date of grant (110% for an owner of 10% or more of the outstanding stock). Upon termination of service, the options, which an individual was entitled to exercise at the date of termination may be exercised at any time within six months of such termination. If an employee is terminated with cause, the options are canceled upon termination. As of December 31, 1997, no options are outstanding under this plan.

     In 1995, the Company adopted a the 1995 Stock Option (the "1995 Plan") Plan pursuant to which 2,000,000 shares of Common Stock (as adjusted for the reverse stock split effected in 1996) were reserved for issuance upon the exercise of options. The 1995 Plan is similar to the 1989 Plan in many respects and in the discussion below, each is referred to as a "Plan" and they are collectively referred to as the "Plans".

     The Company has also granted stock options outside the Plans to other individuals, such as employees and consultants, in consideration for services performed. The options were granted at fair market value and at various terms and vesting periods. The following table on the next page summarizes all option activity for the years ended December 31, 1997 and 1996:

                                   Number of Common Stock Options
                                                                  Weighted
                                     1995 Stock    Other Stock    Average
                                    Option Plan      Options       Price
                                    ------------   ------------   -------
Outstanding as of
 January 1, 1996                      2,000,000        794,222      $2.73
Granted                                  22,500         79,750       1.11
Exercised                               (53,725)      (120,490)      1.47
Canceled                               (423,775)       (42,250)      3.78
                                      ---------      ---------      -----

Outstanding as of
 December 31, 1996                    1,545,000        711,232       3.54
Granted                                 185,600      3,343,500       0.93
Exercised                              (182,600)      (160,000)      1.24
Canceled                               (316,292)        (8,750)      2.02
                                      ---------      ---------      -----

Outstanding as of
  December 31, 1997                   1,231,708      3,885,982      $1.55
                                      =========      =========      =====

Exercisable as of
  December 31, 1997                   1,131,708      3,095,872      $1.69
                                      =========      =========      =====

    FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option, using the Black-Scholes method, at the weighted-average assumption used for grants in fiscal 1997 and 1996 dividend yield of zero percent; expected volatility of 28 percent and 36 percent; risk-free interest rate of seven percent; and expected lives of 5.1 and 5.0 years, respectively.

   The weighted average fair value of options granted during 1997 and 1996 was $.39 and $.38, respectively.

   Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and income (loss) per share for 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

Net Income (Loss)                      1997          1996
----------------------------------   ---------   ------------
 As reported                         $ 203,867   ($8,122,815)
 Pro forma                           $ (31,881)  ($8,122,815)

Basic income (loss) per share
----------------------------------

 As reported                         $    0.03   ($     1.58)
 Pro forma                           $   (0.01)  ($     1.58)

Diluted income (loss) per share
----------------------------------

 As reported                         $    0.03   ($     1.58)
  Pro forma                          $   (0.01)  ($     1.58)

     Due to the fact that the Company's stock option programs vest over many years and additionally awards may be made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous grants. The numbers above do not include the effect of options granted prior to 1995 that vested in 1996 and 1997.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                               Options                                       Options Exercisable
                                             Outstanding                                     -------------------
                           Number         Weighted-Average                                 Number            Weighted
     Range of            Outstanding          Remaining           Weighted-Average       Exercisable          Average
Exercisable Prices       At 12/31/97      Contractual Life         Exercise Price        at 12/31/97      Exercise Price
------------------       -----------      ----------------        ----------------       -----------      --------------
$   0.80-$2.80          4,197,010              1.8                    $ 0.94             3,306,900          $   0.95
------------------------------------------------------------------------------------------------------------------------
$         3.00            362,333              1.1                      3.00               362,333              3.00
------------------------------------------------------------------------------------------------------------------------
$   3.30-$7.50            520,597              0.6                      4.67               520,597              4.67
------------------------------------------------------------------------------------------------------------------------
$ 10.00-$20.00             37,750             9.93                     12.52                37,750             12.52
------------------------------------------------------------------------------------------------------------------------
        Totals          5,117,690              1.2                    $ 1.55             4,227,580          $   1.69
========================================================================================================================

NOTE 11 - COMMITMENTS

LEASE AGREEMENT

     The Company was obligated under a lease agreement for its executive offices through August 1997. From September 1997 forward, the Company is renting the offices on a month-to-month basis at a rate of $6,250 per month.

     Rent expense for the years ended December 31, 1997 and 1996 including parking, included in selling, general and administrative expenses, was $98,538 and $75,743, respectively.

EMPLOYMENT AGREEMENTS

     On December 1, 1993, the Company entered into a three-year employment agreement with Mark Beychok which provided for an annual base salary of $150,000, the grant of an option to purchase 100,000 shares of common stock at $5.00 per share (as adjusted for the reverse stock split effected in 1996), and $1,000,000 of life insurance, the proceeds of which will be split equally between the employee's beneficiary and the Company. In December 1995, in recognition of Mr. Beychok's deferral of his compensation during 1995 and his assuming additional responsibilities within the Company, Mr. Beychok's employment agreement was amended to grant him an additional 62,500 five-year options with an exercise price of $3.00 (adjusted for the reverse stock split effected in 1996), a price equal to the offering price in the Company's then on-going private placement. In November 1995, Mr. Beychok agreed to convert his accrued salary to stock and options on the same terms as the Company's on-going equity bridge financing. The Company's Board of Directors approved this transaction in December 1995. In such connection, Mr. Beychok converted $45,821 of accrued salary into 19,092 shares; 9,547 options with an exercise price of $4.50; and 9,547 options with an exercise price of $6.00. In September 1997, Mr. Beychok entered into a new employment agreement ("Agreement") with the Company for three years. Under the Agreement, Mr. Beychok receives an annual base salary of $150,000 and was granted options for 450,000 shares of stock at an exercise price of $0.87 per share. Such options vest 75,000 each on September 3, 1997, March 3, 1998, September 3, 1998, March 3, 1999, September 3, 1999, and March 3, 2000. In May 1997 the price of all options other than those related to the private placement were repriced to $0.91. In September 1997 Mr. Beychok was given a successful litigation reward of $51,535 plus 100,000 shares of common stock at fair market value of $1.00.

     In August 1996, the Company entered into an employment agreement with John Coppolino, which was dated January 1, 1996. Under his agreement, which is for a one year term, with two one year renewal terms at the option of the Company, Mr. Coppolino received an initial salary of $102,000; and, is entitled to annual increases of 5-6% based on increases in the cost of living. Mr. Coppolino's employment agreement provided for the grant of 225,000 options, expiring December 31, 2000 for the purchase of common stock at $3.00 (as adjusted for the reverse stock split effected in October 1996). Of these options: (i) 56,250 have vested (ii) 56,250 have lapsed and (iii) 56,250 will vest on each of January 1, 1998 and January 1, 1999, subject to the Company meeting certain performance criteria. In May 1997 the Board of Directors reduced the option price of all unlapsed options to $0.91 and removed the vesting requirement. In September 1997, Mr. Coppolino entered into a new employment agreement ("Agreement") with the Company for two years. Under the Agreement, Mr. Coppolino receives an annual base salary of $120,000, and was granted options for 300,000 shares of stock at an exercise price of $0.87 per share. Such options vest 75,000 each on September 3, 1997, March 3, 1998, September 3, 1998, and March 3, 1999. In September 1997, Mr. Coppolino was given a successful litigation reward of $25,000, forgiveness of debt of $25,000, plus 25,000 shares of common stock at $1.00, being the fair market value at the date of the award.

     In June 1997, the Company entered into a two year employment agreement with Jack B. Spencer under which Mr. Spencer will serve the Company as its Chief Operating Officer and Chief Financial Officer. The agreement provides for compensation to Mr. Spencer in the amount of $125,000 per annum and the grant of an aggregate of 300,000 five year incentive stock options with an exercise price of $ 0.91 per share (such being the market price of the common stock on the date the agreement was executed). The options vest as to 109,890 shares on September 15, 1997 as to 109,890 shares on June 16, 1998, as to 80,220 shares on June 16, 1999. Mr. Spencer's employment agreement provides that if Mr. Spencer's employment by the Company is terminated without cause after September 15, 1997, then Mr. Spencer shall be entitled to six months severance pay. Mr. Spencer's employment agreement also provides that upon the occurrence of certain events constituting a change in control of the Company, as defined therein, followed by certain changes in Mr. Spencer's duties, Mr. Spencer shall be entitled to receive a severance equal to one and one half times his then current salary plus certain other benefits designed, in part, to offset any special taxes that might be imposed upon Mr. Spencer in connection with such payments.


AUBURN FARMS TRADEMARK ACQUISITION

     The Company entered into a purchase agreement in 1996 whereby it acquired the Auburn Farms trademarks and other related trademarks. Deferred payments, which will be accounted for as royalties, under the agreement, include 3-1/2% of gross sales of products sold using these trademarks during the 30 months beginning May 1, 1996, with gradually reducing percentages over the next successive three thirty-month periods. Deferred payments under the agreement made in 1996 were $45,612 and in 1997 were $18,801 and were expensed as royalties during the year.


NOTE 12 - MAJOR CUSTOMERS

     The Company derived the following revenue from major customers, each of which provided 10% or more of total revenues during the year ended December 31, 1997 and 1996.


                                 1997        1996
                                 ----        ----
K-Mart                         $      -    $606,199
A-1 International, Inc.         320,235           -
                               --------    --------
Total                          $320,235    $606,199
                               ========    ========


NOTE 13 - LITIGATION

     The Company is subject to pending claims and litigation, the most significant of which are discussed below.

     In December 1994, Lloyd Gaunt, who invested an aggregate of $75,000 in certain of the Company's private placements, initiated an action in Superior Court, Orange County, California against his stockbroker, two national brokerage firms, several companies in which he had invested; and, certain of those company's officers. Included among the defendants was the Company and its then Chief Executive Officer. The complaint seeks damages in an unspecified amount in excess of $500,000 and punitive damages in an unspecified amount in excess of $5,000,000. The Court has dismissed the class action claims as to the Company and granted a motion that the claims against the brokerage firms and associated
persons must be submitted to arbitration.    The Plaintiff has appealed that
ruling. The Company denies any liability to the plaintiff and intends to vigorously defend this action. The Company notes that the plaintiff sold a portion of the securities he purchased from the Company, realizing a profit; that the balance of the securities became salable under Rule 144; and that, if sold, the Plaintiff's losses might be as little as $15,000.

     In connection with the acquisition of assets of Auburn Farms, Inc., (AFI) under the FPA, the Company acquired certain rights of AFI against its co-packer and against Barbara's Bakery. The Company is pursuing these rights, and in May 1996, initiated an action alleging Lanham Act violations, misappropriation of trade secrets, unfair competition and related claims. The defendants have filed counterclaims against the Company, Auburn Farms and Mary Beychok alleging various tort and contract claims. The litigation is in the early stages and the Company intends to vigorously pursue the same, with trial scheduled to begin September 14, 1998.

     On October 9, 1996, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Eloy Louis Ellis vs. Vitafort, Inc., a Delaware Corporation; Mark Beychok and Does 1-50 inclusive." The complaint alleges Breach of Oral Contract, Breach of Written Contract, and other similar claims arising out of the consulting relationship that previously existed between the Company and Mr. Ellis. The Complaint seeks damages in an unspecified amount. The court dismissed the complaint against Mark Beychok without leave to amend. Mr. Ellis recently filed an amended complaint against the Company. The Company is defending the action vigorously and trial is scheduled for March 31, 1998.

     The Company filed a counter-claim against Ellis charging violations of
Section 16(b) of the Securities Exchange Act of 1934 (short swing profits). Ellis sold stock in violation of that section and, therefore, the profits, estimated at $20,000, belong to the Company. In March 1998, the court ruled in favor of the Company in this matter and awarded $21,260.

NOTE 14 - RELATED PARTY TRANSACTIONS

     The Company has entered into related party transactions during 1996 and 1997. See Notes 9, 10, 11 and 16 for further detailed information.

NOTE 15 - SUBSEQUENT EVENTS

     In March 1998, the Company entered into a subscription agreement in the amount of $500,000 for 500 shares of Series A 1997 Preferred Stock. The preferred stock has a cumulative dividend rate of 6% with no voting rights. The conversion price is at a discount of 21.5% if the market price of the stock is below $0.6875. If the market price is about $0.6875, the exercise price is the fair market value on the day of exercise; however, the holder receives warrants in sufficient quantity to achieve a profit equal to the computed 21.5% discount. The holder has agreed not to convert before August 10, 1998 in exchange for these terms.

The Company is currently negotiating the acquisition of Global International Sourcing, Inc., ("Global") a Nevada corporation, by acquiring the stock of the corporation from its sole shareholder. Global is a company with international contacts to provide natural and low fat food products for Vitafort to sell into the United States market at a cost significantly below those found in the United States for similar products. The Company has advanced monies to Global as of year end. In the event the acquisition is not completed, the Company feels Global has the resources to repay the advances.

NOTE 16 - LITIGATION RECOVERY, NET OF COSTS

     On June 20, 1997, the Company received notice of the interim award under the arbitration with the Keebler Company. The award was for $5,983,923 as well as compensation for all legal fees and costs associated with the arbitration proceedings. Based on the agreement with ATCOLP INVESTMENT PARTNERS (the "Lender"), in which Donald Wohl, a Director of the Company, is the general partner, the Company agreed to pay the Lender a sliding percentage of the proceeds from the settlement in exchange for advancing $300,000 to the Company to meet the litigation expenses.

     On July 15, 1997, the Company received $6,750,000 in full and final settlement. Of that amount, $1,055,608 was paid for legal fees and costs, plus $1,236,885 to ATCOLP INVESTMENT PARTNERS under the existing agreement and $300,000 to repay the loan. Also, the Company issued a warrant for 200,000 shares of common stock to ATCOLP INVESTMENT PARTNERS as additional consideration. The Company recorded $138,000 as additional fees to ATCOLP for the warrant, that amount being the estimated fair value of non-registered
securities on that day.   Additionally, the Company was able to cancel $140,829
in debt due to the Keebler Company. The amount of the award, $5,983,000, has been reported as income, under the heading litigation, net of costs, while the difference between the $6,750,000 award and the $5,983,000 recovery, or $767,000, has been treated as a reimbursement of expenses in the general and administrative expenses for the year ended December 31, 1997.

NOTE 17 - EARNINGS PER SHARE

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                           December 31,
                                                       1997            1996
                                                       ----            ----

Basic earnings (loss) per share
  Net income (loss)                                $   473,031      $(8,122,815)
  Deemed dividends                                    (269,164)               -
                                                   -----------      -----------

  Income (loss) available to common stockholders
    (numerator)                                    $   203,867      $(8,122,815)
                                                   ===========      ===========

  Weighted average common shares outstanding
    (denominator)                                    5,831,404        5,133,665
                                                   ===========      ===========

  Basic earnings (loss) per share                  $      0.03      $     (1.58)
                                                   ===========      ===========

Diluted earnings (loss) per share
  Income (loss) available to common shareholders
    (numerator)                                    $   203,867      $(8,122,815)
                                                   ===========      ===========

  Weighted average common shares outstanding         5,831,404        5,133,665
  Weighted average options outstanding               2,511,516                -
  Weighted average convertible preferred stock           6,667                -
  Stock acquired with proceeds                      (2,006,190)               -
                                                   -----------      -----------
  Weighted average common shares and assumed
    conversions outstanding (denominator)            6,343,397        5,133,665
                                                   ===========      ===========

Diluted earnings (loss) per share                  $      0.03      $     (1.58)
                                                   ===========      ===========

     Options and warrants to purchase 958,565 and 2,256,232 shares of common stock at various prices per share, at December 31, 1997 and 1996, respectively, were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.