Form 10QSB
period 1998-03-31
VITAFORT INTERNATIONAL CORP
filed 1998-05-20
CIK 857139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998


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

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 of during the preceding twelve months ended December 31, 1997 (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                    Yes:   X           No:
                        -------            --------

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on May 19, 1998 is 7,004,852.

                      VITAFORT INTERNATIONAL CORPORATION

                                   CONTENTS


                         PART 1 - FINANCIAL INFORMATION

________________________________________________________________________________
ITEM 1.   Consolidated Financial Statements:
          Balance Sheet March 31, 1998 (unaudited).......................     3-4

          Statements of Operations
          Three Month Periods Ended March 31, 1998 and 1997 (unaudited)...     5

          Statement of Stockholders' Equity (Deficit)
          Three Month Period Ended March 31, 1998 (unaudited).............     6

          Statements of Cash Flows
          Three Month Periods Ended March 31, 1998 and 1997 (unaudited)...     7

          Notes to the Financial Statements (unaudited)...................     8-12


ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    13-16



                          PART II - OTHER INFORMATION

________________________________________________________________________________

          Litigation......................................................    17

          Signature.......................................................    18

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             As of March 31, 1998

                                    ASSETS
                                    ------
Current assets
  Cash and cash equivalents                                                     $ 1,068,943
  Accounts receivable, trade, less allowance for doubtful accounts of $25,743       507,644
  Inventories (Note 3)                                                              311,811
  Notes receivable - related party                                                  104,290
  Prepaid expenses and other current assets (Note 4)                                393,999
                                                                                -----------
    Total Current Assets                                                          2,386,687
                                                                                -----------

Equipment
  Manufacturing equipment                                                           290,912
  Furniture and equipment                                                           126,667
  Computer equipment                                                                195,821
                                                                                -----------
                                                                                    613,400
  Less accumulated depreciation                                                    (376,975)
                                                                                -----------
                                                                                    236,425
                                                                                -----------

Other Assets
  Intangible assets, net of accumulated amortization of $99,278 (Note 6)            517,089
  Other assets                                                                        1,100
                                                                                -----------
    Total Other Assets                                                              518,189
                                                                                -----------
                                                                                $ 3,141,301
                                                                                ===========


     See accompanying notes to condensed consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                             As of March 31, 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current liabilities
  Notes payable - bank                                             $     28,485
  Notes payable - others                                                152,210
  Accounts payable                                                      765,787
  Accrued expenses (Note 5)                                             231,479
  Current maturities of long-term debt (Note 7)                          37,859
                                                                   ------------
    Total Current Liabilities                                         1,215,820
                                                                   ------------


Commitments and contingencies (Notes 9 and 10)

Stockholders' equity
  Series A, 6% Cumulative Convertible Preferred Stock,
   $0.01 par value cumulative; 1,701 shares authorized,
   issued & outstanding (Note 8)                                             17
  Series B, 10% Cumulative Convertible Preferred Stock,
   $.01 par value; authorized 1l0,000 shares; issued and
   outstanding 1,000 shares                                                  10
  Series C, Convertible Preferred Stock, $.01 par value;
   authorized 450 shares; issued and outstanding 50 shares                    1

  Common stock, $.0001 par value; authorized 30,000,000
   shares; issued and outstanding  6,973,853 shares (Note 8)              8,892

  Additional paid-in-capital (Note 8)                                24,027,291
  Accumulated deficit                                               (22,110,730)
                                                                   ------------
    Total Stockholders' Equity                                        1,925,481
                                                                   ------------
                                                                   $  3,141,301
                                                                   ============

           See accompanying notes to condensed financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     March 31,
                                                               1998           1997
                                                           -----------      ---------
Net revenues                                               $   732,641      $ 765,239

Cost of sales                                                  609,522        548,288
                                                           -----------      ---------
      Gross profit                                             123,119        216,951
                                                           -----------      ---------
Operating expenses
  Research and development                                      61,359         39,350
  Sales and marketing                                          419,949        379,797
  General and administrative                                   724,884        586,232
                                                           -----------      ---------
    Total Operating Expenses                                 1,206,192      1,005,379
                                                           -----------      ---------

    Loss from Operations                                    (1,083,073)      (788,428)

Other income
  Other income                                                   2,927         14,010
  Interest income                                               30,826           --
  Interest expense                                             (47,870)       (40,611)
                                                           -----------      ---------
  Total other income (expense)                                 (14,117)       (26,601)
                                                           -----------      ---------
    Loss before income tax expense                          (1,097,190)      (815,029)
                                                           -----------      ---------
Income tax expense
  Current                                                        3,200           --
  Deferred                                                        --             --
                                                           -----------      ---------
                                                                 3,200           --
                                                           -----------      ---------

Net loss                                                    (1,100,390)      (815,029)
Deemed dividend to preferred shareholders (Note 8)            (163,728)          --
                                                           -----------      ---------
Net loss allocable to common shareholders                   (1,264,118)      (815,029)
                                                           ===========      =========
Loss per share
    Net loss                                                $    (0.18)    $    (0.14)
                                                            ==========     ==========
    Weighted average number of common shares outstanding     6,856,961      5,821,635
                                                            ==========     ==========

     See accompanying notes to condensed consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       THREE MONTHS ENDED MARCH 31, 1998


                                                            Series A
                                                           Cumulative              Series B             Series C
                                                           Convertible           Convertible           Convertible
                                                         Preferred Stock       Preferred Stock       Preferred Stock
                                                         ---------------       ---------------       ---------------
                                                         Shares   Amount       Shares   Amount       Shares   Amount
                                                         ------   ------       ------   ------       ------   ------
Balance, January 1, 1998                                    750      $ 8        1,000      $10           50       $1

Series A Preferred issued in connection with
  a private placement, net of expenses                      500        5

Common stock issued as settlement of contract disputes

Exercise of stock options

Stock issued for acquisition of marketing contract

Preferred stock dividends                                   451        4

Net Loss
                                                          -----      ---       -----      ---           --       --
Balance, March 31, 1998                                   1,701      $17       1,000      $10           50       $1
                                                          =====      ===       =====      ===           ==       ==


                                                                                    Additional
                                                                 Common Stock         Paid-In         Accumulated
                                                             Shares       Amount      Capital           Deficit           Total
                                                             ------       ------      -------           -------           -----
Balance, January 1, 1998                                   6,683,853      $8,863     $23,115,727     $(20,846,612)      $2,277,997

Series A Preferred issued in connection with
  a private placement, net of expenses                                                   498,995                           499,000

Common stock issued as settlement of contract
  disputes                                                   115,000          12         116,738                           116,750

Exercise of stock options                                    115,000          11          88,989                            89,000

Stock issued for acquisition of marketing contract            60,000           6          43,118                            43,124

Preferred stock dividends                                                                163,724         (163,728)              (0)

Net Loss                                                                                               (1,100,390)      (1,100,390)
                                                           ---------      ------     -----------     ------------       ----------
Balance, March 31, 1998                                    6,793,853      $8,892     $24,027,290     $ 24,027,291       $1,925,481
                                                           =========      ======     ===========     ============       ==========

     See accompanying notes to condensed consolidated financial statements

                VITAFORT INTERATIONAL CORPORTION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended March 31,
                                                                          1998          1997
                                                                      -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
    Net loss                                                          $(1,100,390)   $  (815,029)
    Depreciation and amortization                                          55,598         41,569
    Stock issued for services                                              12,334           --
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable, trade, net                                   (66,459)       (77,527)
        Inventories                                                       (59,200)       189,937
        Other current assets                                              (16,315)       (19,603)
        Other assets                                                       (1,100)          --
       Increase (decrease) in:
        Accounts payable                                                 (107,257)       109,232
        Accrued expenses                                                 (110,960)        54,223
                                                                      -----------    -----------
          Cash and cash equivalents used in operating activities       (1,393,749)      (517,198)
                                                                      -----------    -----------

Cash flows from investing activities:
  Purchase of equipment                                                    (8,756)          --
  Advances to related parties                                             (68,142)          --
  Cash acquired through acquisition of subsidiary                           5,515           --
                                                                      -----------
         Cash and cash equivalents used in investing activities           (71,383)          --
                                                                      -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of stock                                         499,000        696,422
  Repayments of line of credit                                            (32,272)        25,323
  Repayments of notes payable                                            (131,689)          --
                                                                      -----------    -----------
         Cash and cash equivalents provided by financing activities       335,039        721,745
                                                                      -----------    -----------

Increase (decrease) in cash and cash equivalents                       (1,130,093)       204,547
Cash and cash equivalents, beginning of period                          2,199,036        188,867
                                                                      -----------    -----------
Cash and cash equivalents, end of period                              $ 1,068,943    $   393,414
                                                                      -----------    -----------
Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                          $    47,870    $    40,611
    Income taxes                                                      $     3,200           --

Supplemental disclosure of non-cash operating, investing, and financial activities
    Stock issued for accounts payable                                 $   131,750           --
    Stock issued for prepaid consulting services                           61,666
    Stock issued for acquisition of marketing contract                     43,124

     See accompanying notes to condensed consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- GENERAL

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

     As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1997 included in the Form 10-KSB filed March 31, 1998.

   The Company is presently engaged in formulating, marketing and distributing fat-free, low fat and reduced fat foods.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   (a) The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

   (b) Inventories are stated at the lower of cost (first-in, first-out basis) or market.

   (c) Prepaid assets include product introduction expenses (which are recorded at cost and amortized over the economic life thereof), but not in excess of twelve months, consulting and other prepaids.

   (d) Fixed assets are composed of manufacturing equipment, furniture, office equipment, and computer equipment and are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life, generally five years or less.

   (e) Intangible assets, which are recorded at cost, are composed of debt issuance costs, acquisition costs of Auburn Farms and Natures Warehouse trademarks, and goodwill associated with the acquisition of Global International Sourcing, Inc. The acquisition costs associated with trademarks and goodwill are being amortized on a straight-line basis over twenty years. All other intangible assets are being amortized on a straight-line basis over periods not exceeding five years. These costs are reviewed by management periodically and written down to the value of the future benefit expected to be derived.

   (f) For the purpose of cash flow, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   (g) For the three months ended March 31, 1998, basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Dividends on cumulative preferred stock are not material.

    (h) Advertising: General costs are expensed as incurred or prepaid until the advertisement is published, at which time the related costs are expensed.


NOTE 3 -- INVENTORIES

    Inventories are stated at the lower of cost (first in, first out) or market. Market-based valuations are based upon estimates and assumptions, and are generally limited to slow moving product offerings. Inventory consists of the following:

                                        March 31, 1998
                                        --------------

   Finished goods                         $  116,599
   Packaging and raw material                195,212
                                          ----------
                                          $  311,811
                                          ==========

NOTE 4 -- PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets consist of the following:


                                                                  March 31, 1998
                                                                  --------------
Product introduction costs                                              $ 14,250
Insurance                                                                 65,816
Consulting                                                               137,714
Other prepaids                                                           176,219
                                                                        --------

  Total prepaid and other current assets                                $393,999
                                                                        ========

NOTE 5 -- ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                  March 31, 1998
                                                                  --------------
Accrued compensation                                                    $145,122
Accrued commissions                                                       17,295
Other accrued expenses                                                    69,062
                                                                        --------

 Total accrued expenses                                                 $231,479
                                                                        ========

NOTE 6 -- ACQUISITION OF SUBSIDIARY

     Effective January 1, 1998, the Company acquired 100% of the outstanding stock of Global International Sourcing, Inc. ("Global") for $25. The acquisition was accounted for as a purchase and the operations of Global are included herein. The assets and liabilities of Global were recorded at fair value and resulted in goodwill of $111,427 which will be amortized over 20 years.

NOTE 7 -- CURRENT MATURITIES OF LONG-TERM DEBT:

     The note consists of a $37,859 14% note payable, due in monthly installments of $4,033, including interest, through October 1997, secured by certain of the Company's fixed assets. The agreement with the secured lender, Coast Business Credit, included a provision that halted payments on this note.


NOTE 8 -- STOCKHOLDERS' EQUITY

     During the three month period ended March 31, 1998, the following stock transactions occurred, all of which were valued at fair market:

     (a) The Company issued 85,000 shares of common stock at a value of $1.00 per share as settlement for contract disputes previously recorded as a liability.

     (b) The Company issued 30,000 shares of common stock at a value of $1.058 per share as settlement of a contract dispute related to consulting services previously recorded as a liability.

     (c) The Company issued 60,000 shares of common stock at a value of $.71875 per share and forgave a $25,000 note receivable in exchange for the distribution rights with respect to all marshmallow products in North America. The Company also received $5,000 of sample inventory and $15,000 of furniture and equipment as part of this transaction.

     (d) The Company issued 100,000 shares of common stock at a value of $0.74 per share upon the exercise of an option granted a consultant in exchange for future consulting services.

     (e) The Company issued 15,000 shares of common stock at a value of $1.00 per share upon the exercise of an option granted a consultant in exchange for services rendered previously recorded as a liability.

     (f) The Company entered into a subscription agreement in March 1998 with an unrelated investor for 500 shares for $500,000 of 1997 Series A Preferred Stock. The preferred stock has a cumulative dividend of 6% with no voting rights. The preferred stock is convertible beginning August 10, 1998 at a 21.5% discount if the fair market value of the stock on the date of conversion is $0.6875 per share or less. If the fair market value of the stock on the date of conversion is more than $0.6875 per share, the preferred stock is convertible at fair market value. However, if the preferred shares are converted at fair market value, the preferred shareholder will receive sufficient warrants upon conversion to purchase common stock at $0.6875 per share to generate a $275 profit per share of preferred stock converted.

          As part of this transaction, the Company also issued 451 shares of preferred stock, as well as warrants to purchase 282,422 shares of common stock at $0.6875 per share to the holders of the 1997 Series A Preferred Stock in exchange for the preferred stockholders accepting an adjustment in the terms of the 1997 Series A Preferred Stock. The warrants may be exercised over a five year period beginning August 10, 1998.

          For accounting purposes, the issuance of the warrants to the 1997 Series A Preferred stockholders results in a deemed dividend of $147,381 which will be recognized as a deemed dividend at a rate of $24,564 per month through August 10, 1998.

          In addition, the original issue discount of $411,128 related to the conversion terms of the 1997 Series A Preferred Stock is being treated as a deemed dividend which will be recognized at a rate of $68,521 per month through August 10, 1998.


NOTE 9 -- GOING CONCERN

     The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. Although the Company received $6,750,000 as proceeds from the Keebler arbitration in 1997, it must realize a satisfactory level of profitability from its current and future operations in order to remain a viable entity. The Company's auditors have included an explanatory paragraph in their report for the year ended December 31, 1997 indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

NOTE 10 -- LITIGATION

     The Company is subject to pending claims and litigation, the most significant of which are discussed below.

     In December 1994, Lloyd Gaunt, who invested an aggregate of $75,000 in certain of the Company's private placements, initiated an action in Superior Court, Orange County, California against his stockbroker, two national brokerage firms, several companies in which he had invested; and, certain of those company's officers. Included among the defendants was the Company and its then Chief Executive Officer. The complaint seeks damages in an unspecified amount in excess of $500,000 and punitive damages in an unspecified amount in excess of $5,000,000. The Court has dismissed the class action claims as to the Company and granted a motion that the claims against the brokerage firms and associated
persons must be submitted to arbitration.   The Plaintiff has appealed that
ruling. The Company denies any liability to the plaintiff and intends to vigorously defend this action. The Company notes that the plaintiff sold a portion of the securities he purchased from the Company, realizing a profit; that the balance of the securities became salable under Rule 144; and that, if sold, the Plaintiff `s losses might be as little as $15,000.

     In connection with the acquisition of assets of Auburn Farms, Inc., (AFI) under the FPA, the Company acquired certain rights of AFI against its co-packer and against Barbara's Bakery. The Company is pursuing these rights, and in May 1996, initiated an action alleging Lanham Act violations, misappropriation of trade secrets, unfair competition and related claims. The defendants have filed counterclaims against the Company, Auburn Farms and Mark Beychok alleging various tort and contract claims. The litigation is in the early stages and the Company intends to vigorously pursue the same.

     On October 9, 1996, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Eloy Louis Ellis vs. Vitafort, Inc., a Delaware Corporation; Mark Beychok and Does 1-50 inclusive." The complaint alleges Breach of Oral Contract, Breach of Written Contract, and other similar claims arising out of the consulting relationship that previously existed between the Company and Mr. Ellis. The Complaint seeks damages in an unspecified amount. The court dismissed the complaint against Mark Beychok without leave to amend. Mr. Ellis recently filed an amended complaint against the Company. The Company is defending the action vigorously and trial is imminent. In a related action, the Company filed a lawsuit against Ellis charging violations of Section 16(b) of the Securities Exchange Act of 1934 (short swing profits). Ellis sold stock in violation of that section and, therefore, the profits, estimated at $20,000, belong to the Company. In March 1998, the court ruled in favor of the Company in this matter and awarded $21,260. Ellis has appealed the ruling.

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

Three Months Ended September 30, 1998 and 1997
----------------------------------------------

Results of Operations:

     The Company continues to focus on the development of new products and the repair of customer relationships, especially in the northeast, where the majority of the customers for Fudgets and Caketts were located and thus a significant portion of the past problems and off-sets. Progress was made in the development area for new products to be introduced in the second and third quarters of 1998. However, the lack of sales velocity, especially in the Fudgets and Caketts product lines has negatively impacted the overall results. Consolidation of the warehouse facilities was completed in the first quarter and should bring the Company savings for the balance of the year compared to the cost of maintaining separate facilities. Additionally, the Company has reestablished credit terms with the majority of its co-packers and has finalized negotiations for payment schedules for some of its significant creditors.

     The proceeds from the Keebler Company arbitration continue to support the Company's immediate cash requirements through the current period of product development and customer reestablishment. The new products, with targeted improved margins, should improve the sales levels for the second quarter of 1998 and beyond, although there can be no assurance that the Company can maintain any significant increased level of sales over any extended time periods.

     The acquisition of Global International Sourcing in the first quarter of 1998 has improved the Company's access to overseas products. This should result in improved gross profit margins to the Company's ongoing operations. Additionally, Global brings its own customers and sales level to the Company, although functioning primarily as a broker, it does not provide the same gross profit levels targeted for the Company's current business areas.

     The development programs for new products continue, with certain of these products scheduled for release in the second and third quarters of 1998. While such introductions may have little, if any, impact in the quarter the product is introduced due to the amount of time required for distribution into the channels, it should provide a cascading effect over future periods.

Net Revenues:

     For the three months ended March 31, 1998, net sales were $732,641 compared to $765,239 for the same period in 1997, a decrease of $32,598 or approximately 4.3%. The loss of Fudgets and Caketts sales, which in the three months ended March 31, 1997 were $361,701, were not replaced by any other of the Company's other products. In May 1998, the Company discontinued the Caketts line of three

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AS RESULTS OF OPERATIONS

                                  (Unaudited)


products and two of the three Fudget products. The introduction of Juliette's Private Collection chocolate truffles in the last quarter of 1997 continued in this first quarter of 1998 where sales were $70,091 for the three months ended March 31, 1998 compared to no sales for the same period in 1997. The Auburn Farms/Natures Warehouse product lines weakened somewhat in the quarter ended March 31, 1998 where sales were $210,371 compared to $362,021 for the same period in 1997. The loss of Auburn Farms sales reflects the Company's opinion that consumer tastes are shifting from the no fat products, which are usually associated with no taste, to reduced fat products which do provide the consumer with reasonably good taste. Most of the new products scheduled for introduction are either reduced fat or low fat.
Global International Sourcing contributed $385,805 in sales during the three month period ended March 31, 1998.

Gross Profit:

     Gross profit decreased from $216,951 for the three months ended March 31, 1997 to $123,119 for the three months ended March 31, 1998, a decrease of $93,832. The decline is due to the low gross profit margins, which are normally generated from Global. For the quarter ended March 31, 1998, Global gross profit was $44,855 or 11.6% of net revenues while the other operating units of Vitafort contributed $78,263 or 22.6% of net revenues. In addition, the Company removed from inventory prepaid packaging for certain of its products where the labeling no longer complied with the Food and Drug Administration guidelines for ingredient listing. This removal was due to a new law passed at the end of 1997 requiring certain changes in ingredient listing guidelines. For the quarter ended March 31, 1998, the Company charged approximately $49,362 to cost of sales for this labeling change. Excluding this charge, the gross profit margin the non-Global business in this quarter would have been $127,625 or 36.7%, which is close to Vitafort's gross profit margin target.

Operating Expenses:

     Overall operating expenses have increased over the previous year due to overall staff increases as the Company again begins to increase its efforts in the sales and marketing area and in administrative functions to improve support for the overall anticipated increase in volume. The anticipated decrease in legal expenses has not occurred due to the concentration of effort in the defense of the Ellis case and the increasing effort in the Barbara's/New Life litigation. Finally, the other professional fees associated with the audit for December 31, 1997 were primarily incurred in the quarter ended March 31, 1998 while in 1997 the majority of costs and expenses were incurred in the second calendar quarter. The Company is hopeful that the level of professional accounting expenses will decline in the subsequent quarters. The legal expenses, however, may continue for some time in the future, although the Company is searching for off balance sheet financing of the Barbara's/New Life litigation.

Research and Development:

     Total expenses for product development in the quarter ended March 31, 1998 were $61,359 compared to $39,350 for the same period in 1997, an increase of $22,009. The majority of the increase in expenses was related to the employment of outside consultants to assist the staff in insuring development of new formulations. In addition, these consultants were working with the Company's co-packers to

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AS RESULTS OF OPERATIONS

                                  (Unaudited)


maintain acceptable quality assurance and to insure that quality control measures are in place during the manufacturing process of the Company's products. The cost for the three months ended March 31, 1998 for outside consultants was $51,750 compared to $24,371 for the same period in 1997, an increase of $27,379.

Sales and Marketing:

     Total sales and marketing expenses for the quarter ended March 31, 1998 were $419,949 compared to $379,797 for the three months ended March 31, 1997, an increase of $40,152. Global International Sourcing sales and marketing expenses for the quarter ended March 31, 1998 were $161,852 while Vitafort sales and marketing expenses were $258,097. Without the acquisition of Global, the overall sales and marketing expenses for the quarter would have been less than the previous year period by $121,700. The decrease in Vitafort expenses were primarily in the areas of commissions, $20,833, sales promotion expenses, $55,088 and product introduction fees, $95,546, all of which are related to the decline in overall sales volume. These reductions were offset by the $43,417 increase in staffing costs to support the introduction of new products and the increase in customer service.

General and Administrative:

     For the quarter ended March 31, 1998, total general and administrative expenses were $724,884 compared to $586,232 for the same quarter ended March 31, 1997 an increase of $138,652. Staff increases and related expenses increased by $122,044 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due to the addition of a new Chief Operating Officer and the conversion of certain staff positions from temporary consulting classifications to permanent employees. The Company also incurred an increase in the building lease of its facilities when the lease expired in August 1997.

Other Income (Expense):

     The interest income continues to reflect the Company's investment of excess cash in short term investment instruments. As the amount of the total investment declines due to cash requirements, the amount of income will also decline.

Liquidity and Capital Resources:
                                                         Three Months Ended
                                                              March 31,
                                                          1998            1997
                                                       -----------     ---------

Net Cash Used for Operations                           $(1,393,749)    $(517,198)
Net Cash Used for Investing Activities                     (71,383)            -
Net Cash Provided by Financing Activities                  335,039       721,745
Working Capital (Deficit)                                1,170,867      (875,965)