Form 10QSB/A
period 1998-03-31
VITAFORT INTERNATIONAL CORP
filed 1998-05-21
CIK 857139

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
                                                                   ============

           See accompanying notes to condensed financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     March 31,
                                                               1998           1997
                                                           -----------      ---------
Net revenues                                               $   732,641      $ 765,239

Cost of sales                                                  609,522        548,288
                                                           -----------      ---------
      Gross profit                                             123,119        216,951
                                                           -----------      ---------
Operating expenses
  Research and development                                      61,359         39,350
  Sales and marketing                                          419,949        379,797
  General and administrative                                   724,884        586,232
                                                           -----------      ---------
    Total Operating Expenses                                 1,206,192      1,005,379
                                                           -----------      ---------

    Loss from Operations                                    (1,083,073)      (788,428)

Other income
  Other income                                                   2,927         14,010
  Interest income                                               30,826           --
  Interest expense                                             (47,870)       (40,611)
                                                           -----------      ---------
  Total other income (expense)                                 (14,117)       (26,601)
                                                           -----------      ---------
    Loss before income tax expense                          (1,097,189)      (815,029)
                                                           -----------      ---------
Income tax expense
  Current                                                        3,200           --
  Deferred                                                        --             --
                                                           -----------      ---------
                                                                 3,200           --
                                                           -----------      ---------

Net loss                                                    (1,100,389)      (815,029)
Deemed dividend to preferred shareholders (Note 8)            (163,728)          --
                                                           -----------      ---------
Net loss allocable to common shareholders                   (1,264,117)      (815,029)
                                                           ===========      =========
Loss per share
    Net loss                                                $    (0.18)    $    (0.14)
                                                            ==========     ==========
    Weighted average number of common shares outstanding     6,856,961      5,821,635
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
                                                           =========      ======     ===========     ============       ==========

     See accompanying notes to condensed consolidated financial statements

                VITAFORT INTERATIONAL CORPORTION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended March 31,
                                                                          1998          1997
                                                                      -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
    Net loss                                                          $(1,100,390)   $  (815,029)
    Depreciation and amortization                                          55,598         41,569
    Stock issued for services                                              12,334           --
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable, trade, net                                   (66,459)       (77,527)
        Inventories                                                       (59,200)       189,937
        Other current assets                                              (16,315)       (19,603)
        Other assets                                                       (1,100)          --
       Increase (decrease) in:
        Accounts payable                                                 (107,257)       109,232
        Accrued expenses                                                 (110,960)        54,223
                                                                      -----------    -----------
          Cash and cash equivalents used in operating activities       (1,393,749)      (517,198)
                                                                      -----------    -----------

Cash flows from investing activities:
  Purchase of equipment                                                    (8,756)          --
  Advances to related parties                                             (68,142)          --
  Cash acquired through acquisition of subsidiary                           5,515           --
                                                                      -----------
         Cash and cash equivalents used in investing activities           (71,383)          --
                                                                      -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of stock                                         499,000        696,422
  Repayments of line of credit                                            (32,272)        25,323
  Repayments of notes payable                                            (131,689)          --
                                                                      -----------    -----------
         Cash and cash equivalents provided by financing activities       335,039        721,745
                                                                      -----------    -----------

Increase (decrease) in cash and cash equivalents                       (1,130,093)       204,547
Cash and cash equivalents, beginning of period                          2,199,036        188,867
                                                                      -----------    -----------
Cash and cash equivalents, end of period                              $ 1,068,943    $   393,414
                                                                      -----------    -----------
Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                          $    47,870    $    40,611
    Income taxes                                                      $     3,200           --

Supplemental disclosure of non-cash operating, investing, and financial activities
    Stock issued for accounts payable                                 $   131,750           --
    Stock issued for prepaid consulting services                           61,666           --
    Stock issued for acquisition of marketing contract                     43,124           --

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

     (f) The Company entered into a subscription agreement in March 1998 with an unrelated investor for $500,000 for 500 shares of 1997 Series A Preferred Stock. The preferred stock has a cumulative dividend of 6% with no voting rights. The preferred stock is convertible beginning August 10, 1998 at a 21.5% discount if the fair market value of the stock on the date of conversion is $0.6875 per share or less. If the fair market value of the stock on the date of conversion is more than $0.6875 per share, the preferred stock is convertible at fair market value. However, if the preferred shares are converted at fair market value, the preferred shareholder will receive sufficient warrants upon conversion to purchase common stock at $0.6875 per share to generate a $275 profit per share of preferred stock converted.

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

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AS RESULTS OF OPERATIONS

                                  (Unaudited)


     The Company continues to expend resources in the product development area for the scheduled introduction of new products. However, there is no guarantee that these products, once introduced in the market, will achieve the anticipated level of sales forecast by the Company nor reach the gross profit margin targeted by the Company for each of the products. In addition, while the Company's financial condition has improved over the past twelve months, there is no guarantee that new co-packers will provide the Company with credit terms.
Nor is there any assurance that the Company will be able to meet its future cash obligations without additional external funding and improved sales. Neither additional financing nor improved sales can be guaranteed to occur in the future. While the Company has made significant improvement in rebuilding customer relationships, the process has been slow and costly, and there is no guarantee that these customers will purchase products from the Company with the same enthusiasm that they have in the past.

     The Company has suffered recurring losses from operations as of March 31, 1998. Although the Company has raised additional capital, it has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion which indicates there is substantial doubt about the Company's ability to continue as a going concern. See "Note 9" to the consolidated financial statements for additional information. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to curtail operations.

                           Item 2.  Other Information

                       VITAFORT INTERNATIONAL CORPORATION
                                   LITIGATION

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



                              Date: May 20, 1998