Form 10KSB/A
period 1996-12-31
VITAFORT INTERNATIONAL CORP
filed 1998-08-14
CIK 857139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A



(Mark One)

 X   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
---
     1934 (Fee Required)

     The fiscal year ended December 31, 1996.

     Transition report under Section 13 or 15(d) of the Securities Exchange Act
---
     of 1934 (No Fee Required)

     For the transition period from _____ to _____

                          Commission File No.  0-18438
                                               -------

                      VITAFORT INTERNATIONAL CORPORATION
                      ----------------------------------
                (Name of Small Business Issuer in its Charter)

        Delaware                                         68-0110509
        --------                                         ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


        1800 Avenue of the Stars, Los Angeles, California     90067
        --------------------------------------------------------------
           (Address of Principal Executive Offices)         (Zip Code)

                                (310) 552-6393
                                --------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                             Name of Each Exchange
Title of Each Class                          on Which Registered
None
---------------------------                  ---------------------------

---------------------------                  ---------------------------

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

                           Yes  X          No
                               ---            ---


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

VITAFORT INTERNATIONAL COMPANY


By: /s/ Mark Beychok
   -----------------
    Mark Beychok

Los Angeles, California
DATE: July 16, 1998


Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                            Title(s)                      Date
--------------------------------------------------------------------------------

  /s/ Mark Beychok
--------------------------
Mark Beychok                    Director, President and       July 16, 1998
                                Chief Executive Officer
                                (Principal Executive)


  /s/ Jack B. Spencer
--------------------------
Jack B. Spencer                 Chief Operating Officer/      July 16, 1998
                                Chief Financial Officer
                                (Principal Accounting
                                and Financial Officer)


  /s/ Donald Wohl
--------------------------
Donald Wohl                     Director                      July 16, 1998


  /s/ Paul G. Cowen
--------------------------
Paul G. Cowen                   Director                      July 16, 1998


  /s/ Benjamin Tabatchnick
--------------------------
Benjamin Tabatchnick            Director                      July 16, 1998


              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants-BDO Seidman, LLP      F-2


Independent Auditors' Report-KPMG Peat Marwick, LLP                      F-3


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


Summary of Accounting Policies                                          F-10


Notes to Consolidated Financial Statements                              F-13

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
VITAFORT INTERNATIONAL CORPORATION
AND SUBSIDIARIES
Los Angeles, California

We have audited the accompanying consolidated balance sheet of Vitafort International Corporation and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Los Angeles, California
April 14, 1997                                             BDO SEIDMAN, LLP

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


                             KPMG PEAT MARWICK LLP

Los Angeles, California

FEBRUARY 16, 1996

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER 31,
                                                           1996          1995
                                                        -----------   -----------
ASSETS (Notes 1 and 4)

Current assets:
 Cash and cash equivalents                              $  188,867    $1,316,406
 Accounts receivable - trade, net of allowance for
  doubtful accounts of $79,994 and $45,650
  in 1996 and 1995, respectively                           230,789        39,423
 Notes receivable                                           56,000        19,778
 Other receivables                                           4,464       147,974
 Inventory                                                 361,196       680,876
 Prepaid and other current assets                          271,731       365,117
                                                        ----------    ----------

     Total current assets                                1,113,047     2,569,574
                                                        ----------    ----------

Fixed assets (Note 5):
 Manufacturing equipment                                   290,912       165,931
 Furniture and office equipment                            105,160        82,465
 Computer equipment                                        173,294       148,074
                                                        ----------    ----------

                                                           569,366       396,470

 Less accumulated depreciation                            (231,592)     (139,991)
                                                        ----------    ----------

     Net fixed assets                                      337,774       256,479
                                                        ----------    ----------

 Intangible assets                                         481,254        70,000
 Other assets                                                    -       355,494
 Less accumulated amortization                            ( 95,561)      (67,703)
                                                        ----------    ----------

     Net intangible and other assets                       385,693       357,791
                                                        ----------    ----------

                                                        $1,836,514    $3,183,844
                                                        ==========    ==========

See accompanying summary of accounting policies and notes to consolidate and financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                         1996             1995
                                                                    ---------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Notes payable (Note 4)                                               $    440,022    $     75,000
 Accounts payable - trade                                                1,510,982         236,927
 Accrued expenses (Note 3)                                                 341,480         636,514
 Current maturities of long-term debt (Note 5)                              37,859         174,364
 Other current liabilities                                                       -         150,000
                                                                      ------------    ------------

     Total current liabilities                                           2,330,343       1,272,805

Long-term debt, exclusive of current maturities (Note 5)                         -          34,548
                                                                      ------------    ------------

     Total liabilities                                                   2,330,343       1,307,353
                                                                      ============    ============

Commitments and contingencies (Notes 10 and 12)

Stockholders' equity (deficit) (Notes 7, 8 and 13):
 Series B, 10% Cumulative Convertible Preferred Stock,
  $.01 par value; authorized 110,000 shares; issued
  and outstanding 1,000 and 1,500 shares at December 31,
  1996 and 1995, respectively; aggregate liquidation
  preference of $50,000 and $75,000 at December 31,
  1996 and 1995, respectively                                                   10              15
 Series C, Convertible Preferred Stock, $.01 par value;
  authorized 450 shares; issued and outstanding 50 shares
  at December 31, 1996 and 1995; aggregate liquidation
  preference of $1 at December 31, 1996 and 1995                                 1               1
 Subscribed stock, 1,229,474 shares at December 31, 1995                         -       3,418,196
 Notes receivable on subscribed common stock
 Common stock, $.0001 par value, authorized 9,000,000
  and 9,000,000 shares at December 31, 1996 and 1995,
  respectively; issued and outstanding 5,133,665 and 1,911,185
  shares at December 31, 1996 and 1995, respectively                         8,686           3,823
 Additional paid-in capital                                             20,547,953      11,382,120
 Accumulated deficit                                                   (21,050,479)    (12,927,664)
                                                                      ------------    ------------

     Total stockholders' equity (deficit)                                 (493,829)      1,876,491
                                                                      ------------    ------------

                                                                      $  1,836,514    $  3,183,844
                                                                      ============    ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     DECEMBER 31,
                                                1996             1995
                                            -------------    -----------
Revenues:
 Product sales                              $   5,560,367    $ 2,434,811
 Sales discounts and allowances                  (275,218)      (119,660)
                                            -------------    -----------

     Net revenues                               5,285,149      2,315,151

Cost of sales                                   6,870,120      1,482,326
                                            -------------    -----------
     Gross profit (loss)                       (1,584,971)       832,825
                                            -------------    -----------

Operating expenses:
 Research and development                         737,044        378,602
 Marketing                                      3,029,480      1,417,645
 Selling, general and administrative            2,721,321      1,714,424
                                            -------------    -----------

     Total operating expenses                   6,487,845      3,537,671
                                            -------------    -----------

     Loss from operations                      (8,072,816)    (2,704,846)

Interest income                                    49,319         19,778
Interest expense                                  (50,509)      (126,290)
Other income expense                              (45,650)           677
                                            -------------    -----------

   Loss before income taxes                    (8,119,656)    (2,810,681)

State income taxes (Note 6)                         3,159          1,600
                                            -------------    -----------

     Net loss                               $  (8,122,815)   $(2,812,281)
                                            =============    ===========

Net loss per common share                   $       (1.59)   $      (.10)
                                            =============    ===========

See accompanying summary of accounting policies and notes to financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                            Series B                     Series C
                                           Cumulative                   Cumulative
                                           Convertible                  Convertible                          Notes
                                         Preferred Stock              Preferred Stock                     Receivable on
                                    ---------------------------   ------------------------   Subscribed    Subscribed
                                       Shares         Amount        Shares       Amount        Stock      Common Stock
                                    ------------   ------------   ----------   -----------   ----------   ------------
Balance at January 1, 1995              100            $20             3          $  1       74,925       ($74,925)

Common stock issued for cash
 in bridge offering, net of
 commissions and offering costs           -              -             -             -            -              -
Common stock subscribed in
 private placement, net of
 commissions and offering costs           -              -             -             -    1,530,249              -
Conversion of debt to equity              -              -             -             -    1,416,447         74,925
Conversion of preferred
 stock to common stock                  (25)            (5)            -             -      372,500              -
Exercise of stock options                 -              -             -             -       24,075

Net loss                                  -              -             -             -            -              -
                                       ----            ---          ----          ----    ---------       --------
Balance, December 31, 1995               75            $15             3          $  1    3,418,196             $0

Common stock issued from
 subscriptions                                                                           (3,418,196)
Common stock issued in private
 placement, net of commissions
 and offering costs
Common stock issued in private
 placement
Coversion of preferred stock to
 common stock                           (25)            (5)
Common stock-consulting
Exercise of stock options

Net loss
                                       ----            ---          ----          ----    ---------       --------
Balance, December 31, 1996               50            $10             3          $  1            -             $0
                                       ====            ===          ====          ====    =========       ========
                                                                        Additional
                                                Common Stock             Paid-In       Accumulated
                                            Shares        Amount         Capital         Deficit           Total
                                         ------------   ------------  --------------   ------------     -----------
Balance at January 1, 1995                1,201,305       $2,403       $ 9,722,557     ($10,115,383)       (390,395)

Common stock issued for cash
 in bridge offering, net of
 commissions and offering costs             260,417          521           563,439                -         563,960
Common stock subscribed in
 private placement, net of
 commissions and offering costs                   -            -                 -                -       1,530,249
Conversion of debt to equity                381,014          762         1,418,399                -       2,910,533
Conversion of preferred
 stock to common stock                       48,014           96          (372,584)               -               -
Exercise of stock options                    20,435           41            50,309                -          74,425
Net loss                                          -            -                 -       (2,812,281)     (2,812,281)
                                          ---------       ------       -----------     ------------     -----------
Balance, December 31, 1995                1,911,185       $3,823       $11,382,120     ($12,927,664)    $ 1,876,491

Common stock issued from
 subsciptions                             1,129,474        1,992         3,116,204                         (300,000)
Common stock issued in private
 placement, net of commissions
 and offering costs                       1,020,000        2,040         3,497,801                        3,499,841
Common stock issued in private
 placement                                   80,000            8           399,992                          400,000
Conversion of preferred stock to
 common stock                                 2,500            5            59,694                           59,694
Common stock-consulting                     579,957          447         1,377,197                        1,377,644
Exercise of stock options                   185,548          371           714,945                          715,316

Net loss                                                                                 (8,122,815)     (8,122,815)
                                          ---------       ------       -----------     ------------     -----------
Balance, December 31, 1996                4,908,664       $8,686       $20,547,953     ($21,050,479)      ($493,829)
                                          =========       ======       ===========     ============     ===========

See accompanying summary of accounting policies and notes to financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                DECEMBER 31,
                                                                            1996             1995
                                                                        -----------      -----------
Cash flows from operating activities:
 Net loss                                                               ($8,122,815)     ($2,812,281)
 Adjustments to reconcile net loss to net cash
 and cash equivalents used in operating activities:
  Depreciation and amortization                                             119,459           75,385
  Operating expenses paid with common stock                               1,377,644                -
  Change in assets and liabilities:
   (Increase) decrease in:
    Accounts receivable - trade, net                                       (191,366)         111,514
    Inventory                                                               319,680         (490,126)
    Intangible assets                                                       (55,760)
    Prepaid and other assets                                                 93,386           52,125
    Notes receivable                                                        (36,222)         (19,778)
    Other receivables                                                       143,510         (147,974)
   Increase (decrease) in:
    Accounts payable - trade                                                979,022          (42,937)
    Accrued expenses                                                              -          859,632
    Other current liabilities                                              (150,000)         150,000
                                                                        -----------      -----------

     Cash and cash equivalents used in operating activities              (5,523,462)      (2,264,440)
                                                                        -----------      -----------

Cash flows from investing activities:
 Purchase of fixed assets                                                  (172,896)         (92,767)

     Cash and cash equivalents used in investing activities                (172,896)         (92,767)
                                                                        -----------      -----------

Cash flows from financing activities:
 Proceeds from notes payable                                                599,715        1,818,911
 Repayment of notes payable                                                 (75,000)               -
 Repayment of long-term debt                                               (171,053)        (644,909)
 Proceeds from stock subscription                                                 -        1,530,249
 Proceeds from issuance of common stock                                   3,499,841          563,960
 Exercise of stock options                                                  715,316           74,425
                                                                        -----------      -----------

     Cash and cash equivalents provided by financing activities           4,568,819        3,342,636
                                                                        -----------      -----------

     Increase (decrease) in cash and cash equivalents                    (1,127,539)         985,429

Cash and cash equivalents at beginning of year                            1,316,406          330,977
                                                                        -----------      -----------

Cash and cash equivalents at end of year                                $   188,867      $ 1,316,406
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
                                                       ==========   ==========

Supplemental disclosure of non-cash investing and
 financing activities:
 Issuance of common stock for:
  Conversion of debt to equity                         $        -   $1,790,476
  Conversion of accrued interest                           59,694       29,427
  Conversion of preferred stock to common stock            14,999      372,488
  Payment of expenses                                           -      490,630
  Payment of consulting contract                         (300,000)     600,000
 Prepayment of insurance with note payable                      -       90,303
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

NOTE 3 - ACCRUED EXPENSES

Accrued expenses as of December 31, 1996 and 1995 consist of the following:

                                               DECEMBER 31,
                                             1996       1995
                                           --------   --------
   Accrued compensation                    $ 90,753   $ 36,120
   Accrued interest payable                     436      7,654
   Accrued financing fees                         -    209,893
   Accrued legal fees                       120,811     67,671
   Accrued public relations fees                  -      8,916
   Accrued freight and warehousing                -     26,592
   Accrued rent                                   -      6,000
   Accrued consulting fees                   13,500     18,053
   Other accrued expenses                   115,890    255,615
   Accrued advertising and promotion        447,732          -
                                           --------   --------

   Total accrued expenses                  $789,212   $636,514
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

The difference between the Federal income tax rate and the effective income tax rate on net loss from continuing operations is as follows:

                                                   1996                       1995
                                                   ----                       ----

Expected Federal income tax rate         (35.0%)    ($2,843,000)      (35.0)%   $(983,738)
State income taxes, net of Federal
 income tax benefit                       (6.1)        (495,000)       (6.1)     (171,451)
Change in valuation allowance to
 income tax expense                       40.1        3,249,000        32.0       899,000
Expiration of state NOL's                    -                -         1.8        50,000
Adjustment of deferred tax assets            -                -         5.3       150,000
Other, net                                 1.0           86,000         2.0        54,590
                                         -----      -----------       -----     ---------

                                             -%         ($3,000)          -%    $  (1,600)
                                         =====      ===========       =====     =========

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                     1996          1995
                                                     ----          ----
Deferred income tax assets:
 Net operating loss carry-forwards                $6,700,000    $4,850,000
 Tax credit carry-forwards                            36,000        36,000
                                                  ----------    ----------

     Total gross deferred income tax assets        6,736,000     4,886,000

 Less valuation allowance                          6,685,000     4,835,000
                                                  ----------    ----------

     Deferred income tax assets, net of
      valuation allowance                             51,000        51,000

Deferred income tax liabilities                      (51,000)      (51,000)
                                                  ----------    ----------

     Net deferred income taxes                    $        -    $        -
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

The Company has also granted stock options outside the stock plans to other individuals in consideration for services performed. The following summarizes all option activity for the years ended December 31, 1996 and 1995:

                                             Number of Common Stock Options                 Weighted
                                            1995 Stock            Other Stock                Average
                                            Option Plan             Options                Price Range
                                            -----------           -----------              -----------
Outstanding as of
 January 1, 1995                                     -               555,189              1.40 to 47.50
Granted                                      2,000,000             1,731,063              2.80 to 13.00
Exercised                                            -               (47,440)             1.40 to  5.00
Canceled                                             -                     -                          -

Outstanding as of
 December 31, 1995                           2,000,000             2,238,812              1.40 to 65.00

                                                                                            Weighted
                                                                                             Average
                                                                                              Price
                                                                                            --------
Granted                                        368,382                                        3.825
Exercised                                                           (164,216)                 3.825
Canceled                                       432,562                     -
                                             ---------             ---------

Outstanding as of
 December 31, 1996                           1,567,438             2,442,978              1.40 to 47.50
                                             =========             =========

Exercisable as of
 December 31, 1996                             534,104             2,442,978              1.40 to 47.50
                                             =========             =========

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

NOTE 11 - MAJOR CUSTOMERS

The Company derived the following revenue from major customers, each of which provided 10% or more of total revenues during the year ended December 31, 1996 and 1995:

                     1996       1995
                     ----       ----

  K-Mart           $606,199   $      -

  Price Club              -    579,144
                   --------   --------

  Total            $606,199   $579,144
                   ========   ========

NOTE 12 - LITIGATION

The Company is subject to pending claims and litigation, the most significant of which are discussed below.

On November 1, 1995, Keebler Company (Keebler) and the Company entered into a co-packer agreement (the Agreement) to manufacture Caketts. In 1996, the Company suffered losses and terminations of business relationships by a number of the Company's distributors, retailers and brokers due to mold in the Cakett products. In August 1996, Keebler gave the Company thirty (30) days notice of termination of the Agreement between the parties, and indicated that it had discontinued further production of the Company's product. The Agreement between Keebler and the Company provides for the binding arbitration of disputes. On August 15, 1996, the Company filed a demand for arbitration seeking compensatory damages, which is scheduled to be heard during May 1997. The Company is seeking damages in excess of $5,000,000. Keebler has filed a counterclaim against the Company for breach of contract which alleges damages in excess of $300,000. The Company believes that Keebler breached the agreement by failing to meet its warranties to Vitafort to manufacture the products in an acceptable process manner, improperly terminating the agreement; and, made intentional misrepresentations regarding the cause of the mold problems.

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