Form 10KSB40/A
period 1997-12-31
VITAFORT INTERNATIONAL CORP
filed 1998-08-14
CIK 857139

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
(MARK ONE)

  X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
-----
       1934  (FEE REQUIRED)

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
       ACT OF 1934   (NO FEE REQUIRED)

       FOR THE TRANSITION PERIOD FROM _____ TO _____

                          COMMISSION FILE NO.  0-18438
                                               -------

                       VITAFORT INTERNATIONAL CORPORATION
                       ----------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

     DELAWARE                                         68-0110509
     --------                                         ----------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

   1800 AVENUE OF THE STARS, SUITE 480, LOS ANGELES, CALIFORNIA      90067
 ----------------------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

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

                            YES   X          No
                               --------         --------

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

     The Company anticipated strong orders toward the year-end of 1996 as supermarkets across the country prepared for January and February healthy diet promotions and advertisements. During the third quarter, the Company shipped orders of Caketts and Fudgets produced by its new co-packer. In the fourth quarter, however, complaints from retailers about mold on products produced by Keebler (Caketts) by Michel's (Fudgets) continued. By December the Company learned that the damage to the consumer acceptance of these brands caused by the previously shipped defective product was greater than previously realized. This quality problem created hundreds of consumer complaints that led to both loss of distributor goodwill and a significant loss of shelf space in the supermarkets. In addition, product had to be withdrawn from the marketplace. As a result, fourth quarter sales were significantly adversely affected and costs relating to this problem were much greater than previously anticipated.

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

     While the Company has continued to ship Fudgets and Caketts, it has done so in reduced volume due primarily to customer dissatisfaction with the brand name
based on past performance, not based on current product or availability.   In
May 1998, the Company discontinued the Caketts line and two of the three stockkeeping units ("SKU's") of Fudgets to avoid further customer illwill. The Company believes there are some regional markets remaining for the product.

     The Company attributes its poor 1996 and 1997 results primarily to the quality control problems of its prior co-packers, particularly from the damage caused by The Keebler Company. The Company believes that its current co-packers have solved this problem and that the products currently being shipped will have minimal quality control problems, although no assurances can be made as to the
level of quality control acceptability.   In light of the fact that the Company
must overcome the damage to its Caketts and Fudgets brands caused by the 1996 quality control problems, there can be no assurance as to the level of success the Company will achieve with its marketing plan in 1997 and beyond. In addition, the Company will require additional capital to carry out the marketing and sales programs scheduled for 1998 due to the current lack of operating profits. Should the Company begin to generate operating profits, the future capital requirements will be reduced, but there can be no assurance that the Company will be able to do so.

     The poor sales performance in 1998 may continue to erode working capital and once again damage relations with suppliers that the Company has worked so hard to reestablish. While the Company believes such sales performance will not continue, no assurance can be given that it will not continue.

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

ACQUISITION OF AUBURN FARMS, INC. BRANDS

     On May 2, 1996, pursuant to the terms of a letter agreement, dated May 1, 1996, and the attachments thereto (the "Foreclosure Purchase Agreement" or "FPA"), the Company acquired the trademarks "Auburn Farms" and "Natures Warehouse" and certain related trademarks, trade dress, and related intangibles in a foreclosure sale from secured lenders to Auburn Farms, Inc., dba. Natures Warehouse ("AFI"). The purchase price under the FPA consisted of a cash payment of $75,000 and deferred payments based upon gross sales, as defined in the FPA, of products sold by the Company which bear the acquired trademarks. The deferred payment for AFI's existing products, as defined in the FPA, equals three and one half (3 1/2%) per cent of gross sales for a period of thirty months commencing May 1, 1996; three (3%) per cent of gross sales for the next ensuing period of thirty months; two and one half (2 1/2%) per cent of gross sales for the next ensuing period of thirty months; and two (2%) per cent of gross sales for the next ensuing period of thirty months. For newly created products, as defined in the FPA, which utilize the acquired trademarks, the Company is required to pay a deferred purchase price equal to one and one half (1 1/2%) per cent of gross sales for a period of 120 months commencing May 1, 1996. $72,000 of inventory was purchased under such option in 1996. The FPA agreement also provides that the Company has the option to purchase certain inventories of packaging materials from AFI. During 1996, sales of products bearing the acquired trademarks were $1,337,475; and, the total deferred payments under the FPA were $45,612. During 1997, 18,501 of deferred payments were made under the FPA and total sales of products bearing the acquired trademarks were $1,036,851. For the first quarter of 1998, sales of products were $210,371 and deferred payments were $3,709.

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

     The Company is in the process of negotiating co-packing agreements with other established firms to act as co-packers for various other products. Management believes that, if the research and development of the products is completed and the Company's capital resources allow, it will be able to select co-packers and enter agreements on terms acceptable to the Company.

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

     The Company's trademarks and their marketing status are detailed below:

TRADEMARK                                                 MARKETING ACTIVITY
-----------------------   ----------------------------------------------------------------------------------
VITAFORT                  This is an actively marketed mark and used on all Company material; however, quality problems encountered in 1996 have impaired the value of this mark.

AUBURN FARMS              Recently acquired trade name with existing presence in the specialty grocery classes of trade.
NATURES WAREHOUSE         Trade name acquired in May, 1996 with existing presence in the health food class of trade.
TOAST `N JAMMERS          A repositioned brand name with  specialty grocery presence.  With the repositioned product, this brand has experienced expansion versus a year ago.
JAMMERS                   One of the all natural fat free cookie brands in both the health food and specialty food classes of trade.
7-GRAINERS                A snack cracker brand within the health food class of trade. This brand also holds a shelf position within the specialty grocery class of trade.
AVENUE OF THE STARS       A new mark used for products which shall be part of motion picture licensing agreements.
JULIETTE'S PRIVATE        A mark established for a line of low fat chocolate products first shipped in
COLLECTION                December 1997.
CAKETTS                   This product once occupied significant shelf space in supermarkets throughout the country and continues to maintain a minor presence.  Quality problems associated with this product, however, appear to have substantially diminished the value of this mark.  The Company ceased marketing Caketts in May 1998.
FUDGETS                   This was one of the key food products with distribution in a number of supermarkets throughout the U.S.  Quality problems encountered in 1996 have severely limited the realization of this mark.  The Company discontinued all but one SKU in May 1998.

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

     The Company spent $337,806 and $737,044 on research and development in 1997 and 1996, respectively, and $61,359 in the first quarter of 1998. The Company intends to create new products using the above strategy and to launch products in the marketplace in 1998 and beyond. The current financial condition of the Company, however, may preclude it from successfully accomplishing its goal.

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


---------------------------------------------------------------------------------------------------------------
VITAFORT BRAND                CLASS OF TRADE          PRINCIPAL COMPETITION               MARKET NICHE
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Juliette's Private        Main grocery sections,    There is no known direct     Appeal to those consumers who
  Collection              natural food stores       competition for boxed low    are not willing to sacrifice
Chocolate Truffles        and discount drug         fat chocolate cream          the taste of real chocolates,
                          stores within the U.S.    candies.                     but demand a nutritional
                                                                                 profile that provides lower
                                                                                 fat than traditional
                                                                                 chocolates.
---------------------------------------------------------------------------------------------------------------
Fudgets                   Main grocery cookie       Snackwell's Brownies         The Company decided to
                          section                   Pepperidge Farms             discontinue all but one SKU.
                                                    Brownies
                                                    Greenfield's Brownies
                                                    Frookies Brownies
---------------------------------------------------------------------------------------------------------------
Toast `N Jammers Low      Specialty Food            Health Valley Healthy        Toast `N Jammers may have a
 Fat Toaster Pastries     sections of               Tarts, and Natures'          competitive edge in taste and
                          supermarkets and          Choice Toaster Pastries      all natural ingredients.
                          specialty stores.
---------------------------------------------------------------------------------------------------------------
Jammers Fat Free          Health food stores and    Health Valley Cookies,       The Company is repositioning
 Cookies and Brownies     health food sections      Westbrae Cookies, Heaven     the brand to strengthen its
                          of supermarkets           Scent Cookies, Barbara's     future franchise.
                                                    Cookies, Pamela's
                                                    Cookies, Frookies Cookies
                                                    & Brownies, Greenfield's
                                                    Brownies
---------------------------------------------------------------------------------------------------------------
7-Grainers Fat Free       Health food stores and    Health Valley Crackers,      Vitafort plans to reposition
 Crackers                 health food sections      Hain Crackers, Barbara's     the brand with unique new
                          within supermarkets       Crackers.                    product entries toward the
                                                                                 end of 1998.
---------------------------------------------------------------------------------------------------------------

ENVIRONMENTAL REGULATION AND SEASONALITY

     Management believes that the costs associated with compliance with environmental regulations do not at this time impose a significant burden upon the Company's operations. Any change in that burden, however, could adversely impact the Company. Management does not believe that the Company's business is seasonal to any significant extent.

EMPLOYEES

     As of June 11, 1998, the Company had 11 employees of whom 3 were executive officers, 2 were engaged in sales and marketing, and 6 were clerical and administrative.

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

     In connection with the acquisition of assets of Auburn Farms, Inc., ("AFI"), the Company acquired the intellectual property and certain claims of AFI which it was asserting against AFI's co-packer, New Life Bakers ("New Life") and against a customer of New Life, Barbara's Bakery ("Barbara's"). In May 1996, the Company filed an action in federal court alleging Lanham Act violations, misappropriation of trade secrets, unfair competition, conspiracy and related claims arising out of New Life and Barbara's misappropriation of Auburn Farms'
principal products.   Although no trial date has been set, the Company expects
the case to proceed to a jury trial in the first half of 1999.

     On March 25, 1998, New Life and Barbara's purported to purchase from AFI's bankruptcy estate certain claims against Barbara's and New Life for $300,000. The purchased claims do not include any of the claims previously acquired by the Company. The Company expects New Life and Barbara's to raise by motion the effect of the March 25, 1998 bankruptcy purchase. The Company has been advised by outside litigation counsel that evidence supports the Company's claim for damages in excess of $3 million for the destruction of AFI's business and intellectual property rights. The Company may be obligated to pay a portion of any recovery to the Company against New Life to AFI's bankruptcy estate and/or its creditors.

The Company intends to pursue this litigation vigorously. There is no assurance given that the Company will receive any recovery.

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

     On June 2, 1998, the parties resolved both the Ellis issues. Under the terms of the agreement, the settlement is treated as confidential and the public response has been agreed to as follows: "The matter has been resolved."

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

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, redeemable warrants (each of which entitles the holder to purchase one-twentieth of one share of common stock at a price of $2.375 or $47.50 per share through the close of business on October 31, 1997, or an earlier redemption date) and units (each of which is comprised of three shares pre-reverse split and .15 shares post reverse split of common stock and two redeemable warrants) traded on the National Association of Securities Dealers, Inc., Automatic Quotation System ("NASDAQ") from December 19, 1989, the effective date of the Company's Registration Statement on Form S-18, until August 27, 1992. At that time, the Company fell below the net asset requirement for continued listing and was subsequently disqualified. Since such date, the Company's securities have traded on the Electronic Bulletin Board maintained by NASDAQ. Prior to December 19, 1989, there was no market for the Company's securities. The table below sets forth the high and low closing bid prices for the common stock, redeemable warrants and units during the period January 1, 1995 to December 31, 1996, as reported on the Electronic Bulletin Board; and, as adjusted to take into effect a one-for-twenty reverse stock split effected on October 4, 1996. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions:

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

     In product development, the Company began, after June 1997, to focus on products to be introduced in the last quarter of 1997 and in 1998. The first product was a reformulation of the existing toaster pastry products marketed under the name Toast'N Jammers, plus the addition of two new frosted flavors named Apple Cobbler and Cinnamon Toast. The reformulation was developed as a result of a new flavor house supplying raw ingredients that the Company believed provided a superior tasting product. The new flavors increased the line to a total of eight: frosted and unfrosted strawberry, cherry and blueberry, plus apple cobbler and cinnamon toast. The new formulation was introduced after Thanksgiving and the customer response to the flavors has been excellent. Additionally, the Company began the reformulation of its chocolate truffles marketed under the name Juliette's Private Collection. The Company decided to reformulate the chocolate truffles because the centers of the truffles were becoming prematurely hard. This change in texture was not foreseen in the original formula, but was the cause of customer complaints. The reformulation, which was tested during the end of 1997 and incorporated in the product produced and shipped during the end of the year, allows the center to remain softer than
before during the entire shelf life of the product.   The reformulation was
completed in the last quarter of 1997 and the first two truckloads of product were shipped around Christmas. Other products under development are scheduled for introduction in the first half of 1998.

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

GROSS PROFIT

     Gross profit in 1997 was $98,907 or 5.0% of sales, compared to a gross loss of $1,584,971 in 1996, an increase of $1,683,878 from 1996 to 1997. The improvement of gross profit in 1997 over 1996 is due, in large part, to products returned in 1996, sales of products in 1996 at less than list price, and product that was destroyed in 1996 because it was not saleable. The product returns due to mold continued to be a source of margin erosion. In addition, the lack of customer acceptance of the Company's Fudgets and Caketts manifested itself in reduced customer sales of other products. The Company also began experiencing serious customer complaints resulting in chargebacks of Auburn Farms and Nature's Warehouse products, which in some cases were shipped to the customer prior to the acquisition of Auburn Farms brands and reformulations by the Company. When the Company acquired the trademarks, brands, and other intellectual properties of Auburn Farms/Nature's Warehouse ("Auburn Farms") in May 1996, Auburn Farms was experiencing significant returns due to products becoming hard and uneatable, especially the cookies. The Company continued to experience such returns but minimized the future potential risk by reducing the manufacturing lot size thereby increasing the inventory turnover and sending fresher product to the customers. Finally, the reduced volume of sales translated to increased inventory levels since some of the co-packers have minimum production quantities. The increase in inventory levels created further margin erosion as the Company was then forced to sell the products at prices which, for the most part, were at or slightly above inventory cost. For the Company to achieve higher gross margins, it must increase its sales volume to eliminate selling inventory with short expiration periods, which requires selling to liquidators at less than normal list price.

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

INCOME TAXES

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

    Net deferred tax assets of approximately $7,605,000 resulting from net operating losses, tax credits and other temporary differences have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

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

INTEREST INCOME AND EXPENSE

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

LIQUIDITY AND CAPITAL RESOURCES
                                                           DECEMBER 31,
                                                       1997           1996
                                                    -----------   ------------
     Net Cash From (Used In) Operations             $1,790,893    ($5,523,462)
     Net Cash Used in Investing Activities            (214,095)      (172,896)
     Net Cash Provided By Financing Activities         433,371      4,568,819
     Working Capital (Deficit)                       1,503,938     (1,217,296)

     Although the cash position had improved significantly at year end due to the arbitration settlement, the Company is still under pressure to maintain and improve its financial condition and has yet to generate profitable operations.

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



    The Company is currently negotiating the acquisition of Global International Sourcing, Inc., ("Global") a Nevada corporation, by acquiring the stock of the corporation from its sole shareholder. Global is a company with international contacts to provide natural and low fat food products for Vitafort to sell into the United States market at a cost significantly below those found in the United States for similar products. The Company advanced $193,818 to Global as of December 31, 1997 to meet Global's operating expenses and fund inventory purchases for future sales. The Company believes that the acquisition cost will not be a material amount. Global was formed in October 1997 and its financial position and results of operations are not material compared to the Company's financial position at December 31, 1997 or its results of operations for the year ended December 31, 1997.

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

YEAR 2000

     The Company's accounting software currently does not utilize a four digit year field; however, the Company has been assured by the software manufacturer and independent consultants that all necessary modifications for the year 2000 have been or will be made and tested timely. The Company does not expect the cost of these modifications will have a material effect on its financial position or results of operations. The Company currently does not interact electronically with either customers, suppliers or other entities that could be impacted by Year 2000 issues.

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

REPORTING COMPREHENSIVE INCOME

     Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years ending after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 on January 1, 1998 and it did not have any effect on its financial position or results of operations.

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

REPORTING ON THE COST OF START-UP ACTIVITIES

     Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." ("SOP 98-5") issued by the Accounting Standards Executive Committee is effective for financial statements with fiscal years beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities should be expensed as incurred. At the time of adopting this SOP, the initial application should be reported as the cumulative effect of a change in accounting principles. At March 31, 1998 and December 31, 1997, the Company capitalized product introduction costs of $14,250 and $10,711, respectively. These costs are considered as start-up activities under SOP 98-5. The Company does not believe that the adoption of this SOP will have a material effect on its financial position, results of operations or cash flows.

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

ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The directors and executive officers of the Company are as follows:

          Name                      Age                Positions Held
          ------------------------  ---   ----------------------------------------

          Mark Beychok               41   President, CEO and a Director
          Donald Wohl                62   Director
          Paul G. Cowen              64   Director
          Benjamin Tabatchnick       45   Director
          Jack B. Spencer            53   Chief Operating Officer, Chief Financial
                                          Officer
          John Coppolino             37   Executive Vice President

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

     The following table sets forth certain information with respect to the compensation paid by the Company to Messrs. Beychok, Spencer and Coppolino (the "named individuals") during 1997, 1996 and 1995:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

PRINCIPAL POSITION                                                    ALL OTHER ANNUAL
& NAME                          YEAR       SALARY         OTHER         COMPENSATION

CEO / President
Mark Beychok                  1997         $150,000    $ 12,500  (1)        $102,467 (2)
                              1996          137,500      12,500  (3)           8,864 (4)
                              1995           40,000     110,000  (5)          14,212 (6)
COO / CFO
Jack B. Spencer               June 1997    $ 67,708    $      0             $ 68,875 (7)
                              1996                -           -                    -
                              1995                -           -                    -

Executive Vice President
John Coppolino                1997         $120,000    $ 20,750  (8)        $ 59,000 (9)
                              1996           87,500      14,500  (10)          9,000 (11)
                              1995                -           -                    -

(1)  A portion of Mr. Beychok's salary was deferred in 1996 and paid in 1997.
(2) Comprised of $9,584 car allowance, accrued vacation of $41,348, plus $51,535 as a successful litigation reward.
(3)  A portion of Mr. Beychok's salary was deferred in 1996 and paid in 1997.
(4)  Comprised of $8,204 car allowance and $660 in medical insurance benefits.
(5) A portion of Mr. Beychok's salary was deferred during 1994 and applied as an offset against a note payable in 1995. A portion of Mr. Beychok's salary was deferred in 1995 and the majority converted to common stock and options during 1995 and early 1996.
(6) Comprised of $10,912 car allowance and $3,300 in medical insurance benefits.
(7) Comprised of $3,250 car allowance, plus 75,000 shares of common stock for joining the Company at $0.875 per share.
(8) A portion of Mr. Coppolino's salary, $15,500, and car allowance, $5,250, were deferred in 1996 and paid in 1997.
(9) Comprised of $9,000 car allowance and $50,000 as a successful litigation reward.
(10) Mr. Coppolino deferred a portion of his salary and exercised stock options in 1996.
(11) Comprised of $9,000 car allowance.

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

     The following chart sets forth the options granted to directors and officers in 1997:

----------------------------------------------------------------------------------------------------------------------------
                                 Number of         Percent of                                      Potential realized value
                                securities           total                                          at assumed annual rate
                                underlying        options/SARs       Exercise                         of appreciation for
                                 options/          granted to         of base                             option term
                                   SARs           employees in         price      Expiration
Name                              granted         fiscal year        ($/Share)       Date              5%             10%
----------------------------------------------------------------------------------------------------------------------------
Mark Beychok, CEO                 100,000             2.8%            $0.875       12/31/02          111,675         140,920
----------------------------------------------------------------------------------------------------------------------------
Mark Beychok, CEO                 100,000             2.8%            $ 0.91       06/16/02          116,142         146,556
----------------------------------------------------------------------------------------------------------------------------
Mark Beychok, CEO                 450,000            12.8%            $ 0.87       09/19/02          499,664         630,515
----------------------------------------------------------------------------------------------------------------------------
Jack B. Spencer, COO/CFO          300,000             8.5%            $ 0.91       06/13/02          348,425         439,669
----------------------------------------------------------------------------------------------------------------------------
John Coppolino                    100,000             2.8%            $ 0.91       06/16/02          116,142         146,556
----------------------------------------------------------------------------------------------------------------------------
John Coppolino                    300,000             8.5%            $ 0.87       09/19/02          333,109         420,343
----------------------------------------------------------------------------------------------------------------------------
Donald Wohl                       100,000             2.8%            $0.875       12/31/02          111,675         140,920
----------------------------------------------------------------------------------------------------------------------------
Benjamin Tabatchnick               50,000             1.4%            $0.875       02/17/02           55,837          70,460
----------------------------------------------------------------------------------------------------------------------------

     The following chart sets forth certain information with respect to options/warrants outstanding at December 31, 1997 to the named individuals:

--------------------------------------------------------------------------------------------------------------
                                                                Number of Securities      Value of Unexercised
                                                                Underlying                In-the-Money
                                                                Unexercised               Options/SAR's at
                              Shares                            Options/SARs at FY-       FY-End
                              Acquired on         Value         End Exercisable/          Exercisable/
Name                          Exercise            Realized      Unexercisable             Unexercisable
--------------------------------------------------------------------------------------------------------------
Mark Beychok                     -0-               $ -0-        1,088,031/300,000           $ -0- / $ -0-
--------------------------------------------------------------------------------------------------------------
Jack B. Spencer                  -0-               $ -0-        109,890/190,110             $ -0- / $ -0-
--------------------------------------------------------------------------------------------------------------
John Coppolino                   -0-               $ -0-        421,500/150,000             $ -0- / $ -0-
--------------------------------------------------------------------------------------------------------------
Donald Wohl                      -0-               $ -0-        250,000/0                   $ -0- / $ -0-
--------------------------------------------------------------------------------------------------------------
Benjamin Tabatchnick             -0-               $ -0-        150,000/0                   $ -0- / $ -0-
--------------------------------------------------------------------------------------------------------------

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

NAME AND ADDRESS                             NUMBER OF SHARES     PERCENTAGE OF
OF BENEFICIAL OWNER                           OF COMMON STOCK       BENEFICIAL
IDENTITY OF GROUP                           BENEFICIALLY OWNED      OWNERSHIP
-----------------------------------------   -------------------   --------------
Mark Beychok (1)                               1,088,031 (2)          13.1 %

Donald Wohl (1)                                  250,000 (3)           3.0 %

Paul G. Cowen (1)                                 50,000 (4)            .6 %

Benjamin Tabatchnick (1)                         150,000 (4)           1.8 %

John Coppolino (1)                               571,500 (5)           6.9 %

Jack Spencer (1)                                 109,890 (6)           1.3 %

ALL DIRECTORS AND OFFICERS AS A GROUP.
(6 persons) (2)(3)(4)(5) and (6)               2,219,421              26.6 %

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

(6) Includes 109,890 shares underlying a currently exercisable option with an exercise price of $0.91, expiring June 13, 2002; and does not include 190,890 shares underlying options which are not currently exercisable with an exercise price of $0.91 expiring June 13, 2002.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has employment agreements with Mark Beychok, Jack Spencer and John Coppolino, and had employment agreements, consulting agreements and settlement agreements with certain of its former officers. See "Management - Executive Compensation."

     In April, 1997, the Company agreed in principle with ATCOLP INVESTMENT PARTNERS, a California Limited Partnership (the "Lender), in which Donald Wohl, a Director of the Company, is the general partner, for a loan in the amount of $300,000 (the "Loan"), to fund the payment of legal fees in connection with the Company's arbitration against The Keebler Company. See Note 16: Litigation Recovery, Net of Costs. The loan was evidenced by a note which bears interest at the lesser of 15% per annum or the highest rate allowed by law with recourse solely to the net proceeds of the arbitration, if any. If the Company did not realize any net proceeds from the arbitration, the Loan would be canceled and the Lender would receive a warrant for the purchase of 400,000 shares of the Company's Common Stock at $.01 per share. If the Loan was repaid through the application of the net proceeds of the arbitration, the Lender would receive warrants for the purchase of 200,000 shares of Common Stock at $.01 per share and a percentage of net proceeds of the arbitration equal to 15% of the first $1,000,000 of net proceeds, but not less than $100,000; 20% of the net proceeds greater than $1,000,000 and less than $3,000,000; and, 25% of net proceeds above $3,000,000. The Loan was approved by the disinterested members of the Company's Board of Directors, and was on terms no less favorable to the Company than were available from non-affiliated lenders. A second proposal, from another source, contained terms which would have required the Company to pay $2,050,000 in fees based on the actual award, repay the $300,000 advance, and be granted a warrant for 1,000,000 shares of the Company's common stock at an exercise price of $1.00. The loan amount of $300,000 was repaid upon settlement of the litigation in June 1997 and receipt of funds in July 1997, plus $1,236,883 in conformity with the agreed upon formula, plus a warrant for 200,000 shares of the Company's common stock at a $0.01 per share. See Note 16 to the Consolidated Financial Statements for the recording of the entire transaction.

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

                                    PART IV

ITEM 13:         EXHIBITS LIST
                 -------------

(a) The following exhibits are submitted herewith:

     3.l    Certificate of Incorporation of Registrant(i)
     3.2    By-laws of Registrant(i)
     3.3    Agreement and Plan of Merger between the Registrant and
               Vitafort International Corporation, a California corporation(i)
     3.4    Certificate of Designation Series A Preferred Stock(v)
     3.5    Certificate of Designation Series B Preferred Stock(v)
     3.6 Certificate of Amendment to the Certificate of Incorporation, November 1991(v)
     3.7    Certificate of Designation Series C Preferred Stock(v)
     3.8 Certificate of Amendment to the Certificate of Incorporation, filed February 8, 1994 (vi)
     3.9    Certificate of Designation - Series D Preferred Stock(vi)
     3.10 Certificate of Amendment to the Registrant's Certificate of Incorporation, filed November, 1995. Incorporated by reference to
               Exhibit 4.10 filed with the Registrant's Registration Statement on Form S-8 filed January 25, 1996 File Number 33-300435 (the "January 1996 S-8").
     3.11 Certificate of Elimination - Series A Preferred Stock. Incorporated by reference to Exhibit 4.24 to the Registrant's Registration Statement on Form S-8 Filed May 22, 1996 File Number 333-04271 (the "May 1996 S-8").
     3.12 Certificate of Elimination - Series D Preferred Stock. Incorporated by reference to Exhibit 4.25 to the May 1996 S-8.
     3.13 Certificate of Amendment to the Registrant's Certificate of Incorporation, filed October 4, 1996. Incorporated by reference to Exhibit 4.29 to the Registrant's Registration Statement on Form S-8 Filed December 12, 1996, File Number 333-17763 (the "December 1996 S-8").
     3.14 Amended Certificate of Designation of the Registrant's 1997 Series A Preferred Stock filed May 1997
     3.15 Amended Certificate of Designation of the Registrant's 1997 Series A Preferred Stock filed March 1998(ix)
     4.1    Specimen Stock Certificate.  Incorporated by reference to
               Exhibit 4.1 Filed with the Registrant's Annual Report on Form 10K-SB for the Year ended December 31, 1996 (the "1996 10K-SB")
     4.2    Specimen Redeemable Common Stock Purchase Warrant(i)
     4.3    Form of Warrant Agreement(i)
     4.4    Proposed form of Underwriters Warrant Agreement(i)
     4.5
     4.6    Warrant Extension Agreement, December 18, 1992(v)
     4.7    Warrant Extension Agreement, December 18, 1994(vi)
     4.8    Warrant Extension Agreement, January 18, 1995(vi)
     4.9    Warrant Extension Agreement, April 3, 1995(vi)
     4.10 Warrant Extension Agreement, May 3, 1995. Incorporated by reference to Exhibit 4.18 to the January 1996 S-8.
     4.11 Warrant Extension Agreement, June 15, 1995. Incorporated by reference to Exhibit 4.19 to the January 1996 S-8.
     4.12 Warrant Extension Agreement, July 17, 1995. Incorporated by reference to Exhibit 4.20 to the January 1996 S-8.
     4.13 Warrant Extension Agreement, August 16, 1995. Incorporated by reference to Exhibit 4.21 to the January 1996 S-8.
     4.14 Warrant Extension Agreement, December 31, 1995. Incorporated by reference to Exhibit 4.21 to the January 1996 S-8.

     4.15 Warrant Extension Agreement, April 30, 1996. Incorporated by reference to Exhibit 4.23 to the May 1996 S-8.
     4.16 Warrant Extension Agreement, July 31, 1996. Incorporated by reference to Exhibit 4.26 to the December 1996 S-8.
     4.17 Warrant Extension Agreement, September 30, 1996. Incorporated by reference to Exhibit 4.27 to the December 1996 S-8.
     4.18 Warrant Extension Agreement, November 11, 1996. Incorporated by reference to Exhibit 4.28 to the December 1996 S-8.
     4.19 Warrant Extension Agreement, April 15, 1997. Incorporated by reference to Exhibit 4.19 to the 1996 10K-SB.
     4.20  Warrant Extension Agreement, October 31, 1997.(x)
     5.1   Opinion of Frank J. Hariton, Esq. (xi)
     10.1 Loan Agreement, dated August 19, 1988, between the Registrant and Bishop Capital, L.P. and promissory note in the principal amount of $150,000(i)
     10.2 License Agreement, dated April 25, 1986, between the Registrant and Crystal Geyser Water Registrant and amendment, dated January 7, 1988(i)
     10.3 Demand Promissory Note, dated July 10, 1987, from Registrant to Joseph R. Daly in the principal amount of $300,000 and Modification, dated October 11, 1989(i)
     10.4 License Agreement, dated as of October 9, 1987, between the Registrant and Good Health Beverage, Inc. and amendment, dated November 23, 1988(i)
     10.5 Product Development Agreement, dated as of January 21, 1988, between the Registrant and International Multifoods, Inc.(i)
     10.6 Beverage Agreement, dated as of October 31, 1988, between the Registrant and PowerBurst Corporation(i)
     10.7 Amended and Restated Agreement, dated August 2, 1989, between the Registrant and Vitafort Far East Co., Ltd.(i)
     10.8 Agreement, dated August 11, 1989, between Barry Saltzman, MD. and Yoshio Tanaka(i)
     10.9 Lease, dated June 13, 1988, between Registrant and Shelterpoint Equities, Ltd. for offices at 591 Redwood Highway, Mill Valley, California(i)
     10.10 Agreement, dated July 25, 1989, between Nutrifish Corporation and Mt. Lassen Trout Farms(i)
     10.11 Salmon Rondelles Joint Development and Marketing Agreement, dated as of September 18, 1989, between Nutrifish Corporation and Norwegian Seafoods, Inc.(i)
     10.12 Whole Salmon Joint Development and Marketing Agreement, dated as of September 26, 1989, between Nutrifish Corporation and Norwegian Seafoods, Inc.(i)
     10.13 Employment Agreement, dated September 13, between the Registrant and Barry K. Saltzman(i)
     10.14 Employment Agreement, dated September 13, between the Registrant and Jeffrey Lewenthal(i)
     10.15 The Registrant's 1989 Stock Option Plan(i)
     10.16 Stock Option Agreement, dated as of July 17, 1989 between the Registrant and Jeffrey Lewenthal(i)
     10.17 Secrecy Agreement, dated as of May 2, 1986, between the Registrant and Hoffman-LaRoche, Inc.(i)
     10.18 Joint Venture Agreement, dated September 29, 1989, between the Registrant and Agrolife Technologies, Inc.(i)
     10.19 Consulting Agreement, dated September 13, 1989, between the Registrant and Randall S. Reis(i)
     10.20 Loan Agreement, dated June 15, 1989, between Union Bank and Joseph
               R. Daly(i)
     10.21 Form of Employee Confidentiality Agreement.(ii)
     10.23 Form of Escrow Agreement by and among the Registrant, Gilford Securities Corp., and certain stockholders of Registrant(i)
     10.24 Promissory Note, made November 21, 1989, by Nutrifish Corporation and payable to Joseph R. Daly(i)

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

     10.76 Class A Option Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
               Exhibit 9.19 to the May 1996 S-8.
     10.77 Class B Option Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
               Exhibit 9.20 to the May 1996 S-8.
     10.78 Employment Agreement, between the Registrant and John Coppolino. Incorporated by reference to Exhibit 10.78 to the 1996 Form 10-KSB.
     10.79 Foreclosure Purchase Agreement related to the Acquisition of assets of Auburn Farms, Inc. Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K, dated May 2, 1996.
     10.80 Loan and Security Agreement, dated August 15, 1996, between the Registrant and Coast Business Credit, a division of Southern Pacific Thrift & Loan Association. Incorporated by reference to
               Exhibit 1 to the Registrant's Form 8-K, dated August 15, 1996.
     10.81 Agreement, dated as of July 10, 1996, between the Registrant and Second Nature Technologies, Inc. Incorporated by reference to
               Exhibit 10.81 to the 1996 Form 10-KSB.
     10.82 Employment Agreement dated June 16, 1997 between Jack B. Spencer and the Registrant. Incorporated by reference to Exhibit 10.12 of the Registrant's Form SB-2 filed July 23,1997
     10.83 Agreement, dated April 1997, between the Registrant and ATCOLP Investment Partners, a California Limited Partnership. Incorporated by reference to the Registrant's Form SB-2 filed July 23, 1997
     10.84 Employment Agreement dated September 1997 between the Registrant and Mark Beychok. (x)
     10.85 Employment Agreement dated September 1997 between the Registrant and John Coppolino.(x)
     10.86 Subscription Agreement with Global International Sourcing, Inc., a Nevada corporation (xii)
     16.2   Letter on change in certifying accountant. (xi)
     22.    Subsidiaries of the Registrant:
               Global International Sourcing, Inc.
     23.2   Consent of BDO Seidman, LLP (filed herewith)
     23.3   Consent of Frank J. Hariton, Esq. (xi)

(i) Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form S-18, file number 33-31883.
(ii) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1990 and 1989 Form 10-K's.
(iii) Incorporated by reference to exhibits 1 & 2 to the Registrant's September 30, 1993 Form 10-QSB.
(iv) Incorporated by reference to exhibits 1 through 4 to the Registrant's August 7, 1993 Form 8-K.
(v) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1993 Form 10-KSB.
(vi) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1994 Form 10-KSB.
(vii) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1995 Form 10-KSB.
(viii) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1996 Form 10-KSB.
(ix) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1997 Form 10-KSB.
(x) Incorporated by reference to the same numbered exhibit to the Registrant's January 14, 1998 Form SB-2/A2.
(xi) Incorporated by reference to the same numbered exhibit to the Registrant's June 24, 1998 Form SB-2/A3.
(xii) Incorporated by reference to the same numbered exhibit to the Registrant's July 10, 1998 Form SB-2/A4.

(b)  REPORTS ON FORM 8-K
     There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1997.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereby, duly authorized.

VITAFORT INTERNATIONAL CORPORATION


By:    /s/ Mark Beychok
   -------------------------------
       Mark Beychok, President

LOS ANGELES, California
Date:  August 13, 1998


Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                           TITLE(S)                  DATE
----                           --------                  ----

  /s/ Mark Beychok             Director, President and    August 13, 1998
---------------------------    Chief Executive Officer
Mark Beychok                   (Principal Executive)


  /s/ Jack B. Spencer         Chief Operating Officer /   August 13, 1998
---------------------------   Chief Financial Officer
Jack B. Spencer               (Principal Accounting
                              and Financial Officer)


  /s/ Donald Wohl             Director                    August 13, 1998
---------------------------
Donald Wohl


  /s/ Paul G. Cowen           Director                    August 13, 1998
---------------------------
Paul G. Cowen


  /s/ Benjamin Tabatchnick    Director                    August 13, 1998
---------------------------
Benjamin Tabatchnick

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, including a loss from operations of $4,151,305 for the year ended December 31, 1997. The Company has also previously had working capital shortages. These and other factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Los Angeles, California
March 30, 1998                                                  BDO SEIDMAN, LLP

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,            DECEMBER 31,
                                                                                  1997                    1996
                                                                              ------------            ------------
ASSETS (Note 6)

Current assets:
   Cash and cash equivalents                                                    $2,199,036              $  188,867
   Accounts receivable - trade, net of allowance for doubtful accounts of $25,743 and $79,994 as of December 31, 1997
      and 1996, respectively                                                       412,289                 230,789
   Notes receivable                                                                 10,000                  56,000
   Other receivables                                                                     -                   4,464
   Inventory (Note 3)                                                              247,611                 361,196
   Prepaid expenses and other current assets (Note 4)                              269,268                 271,731
                                                                                ----------              ----------
         Total current assets                                                    3,138,204               1,113,047
                                                                                ----------              ----------

Equipment (Note 7):
   Manufacturing equipment                                                         290,912                 290,912
   Furniture and office equipment                                                  105,160                 105,160
   Computer equipment                                                              193,571                 173,294
                                                                                ----------              ----------
                                                                                   589,643                 569,366

   Less accumulated depreciation                                                   347,493                 231,592
                                                                                ----------              ----------
         Net equipment                                                             242,150                 337,774
                                                                                ----------              ----------

Other Assets:
   Advances to Global International Sourcing (Note 15)                             193,818                       -

   Intangible assets, net of accumulated amortization of
      $73,163 and $95,561 as of December 31, 1997 and 1996,
      respectively                                                                 338,091                 385,693
                                                                                ----------              ----------
Total Other Assets                                                                 531,909                 385,693
                                                                                ----------              ----------
                                                                                $3,912,263              $1,836,514
                                                                                ==========              ==========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     DECEMBER 31,    DECEMBER 31,
                                                                                       1997            1996
                                                                                   ------------    ------------
Current liabilities:
  Note payable - bank (Note 6)                                                     $     60,757    $    440,022
  Notes payable - other (Note 6)                                                        283,898               -
  Accounts payable - trade                                                              909,315       1,510,982
  Accrued expenses (Note 5)                                                             342,437         341,480
  Current maturities of long-term debt (Note 7)                                          37,859          37,859
                                                                                   ------------    ------------
     Total current liabilities                                                        1,634,266       2,330,343

Commitments and contingencies (Notes 11 and 13)

Stockholders' equity (deficit) (Notes 9, 10 and 15):
  Series A, 6% Cumulative Convertible Preferred Stock,
   $0.01 par value; 750 shares authorized; 750 shares
   issued and outstanding at December 31, 1997 and none
   at December 31, 1996; aggregate liquidation preference
   of $750,000 at December 31, 1997                                                           8               -
  Series B, 10% Cumulative Convertible Preferred Stock,
   $.01 par value; authorized 110,000 shares; issued
   and outstanding 1,000; aggregate liquidation
   preference of $50,000                                                                     10              10
  Series C, Convertible Preferred Stock, $.01 par value;
   authorized 450 shares; issued and outstanding 50 shares;
   aggregate liquidation preference of $50,000                                                1               1

  Common stock, $.0001 par value, authorized 30,000,000 shares;
    issued and outstanding 6,683,853 and 4,908,664                                        8,863           8,686

  Additional paid-in capital                                                         23,152,312      20,547,953
  Accumulated deficit                                                               (20,883,197)    (21,050,479)
                                                                                   ------------    ------------
     Total stockholders' equity (deficit)                                             2,277,997        (493,829)
                                                                                   ------------    ------------
                                                                                   $  3,912,263    $  1,836,514
                                                                                   ============    ============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           DECEMBER 31,
                                                                       1997           1996
                                                                   -----------     -----------

Net revenues                                                       $ 1,995,317     $ 5,285,149

Cost of sales                                                        1,896,410       6,870,120
                                                                   -----------     -----------
              Gross profit (loss)                                       98,907      (1,584,971)
                                                                   -----------     -----------

Operating expenses:
          Research and development                                     337,806         737,044
          Sales and marketing                                        1,239,460       3,029,480
          General and administrative                                 2,672,946       2,721,321
                                                                   -----------     -----------

              Total operating expenses                               4,250,212       6,487,845
                                                                   -----------     -----------

              Loss from operations                                  (4,151,305)     (8,072,816)

Interest income                                                         78,070          49,319
Interest expense                                                      (214,690)        (50,509)
Other income (expense)                                                  15,210         (45,650)
Litigation recovery, net of costs (Note 16)                          4,748,946               -
                                                                   -----------     -----------
            Income (loss) before income taxes                          476,231      (8,119,656)

State income taxes (Note 8)                                              3,200           3,159
                                                                   -----------     -----------

              Net Income (loss)                                        473,031      (8,122,815)

Deemed dividends to preferred shareholders                             305,749               -
                                                                   -----------     -----------

Net income (loss) allocable to common shareholders                 $   167,282     $(8,122,815)
                                                                   ===========     ===========

Basic net income (loss) per common share                           $       .03     $     (1.58)
                                                                   ===========     ===========

Diluted net income (loss) per share                                $       .03     $     (1.58)
                                                                   ===========     ===========

Basic weighted average shares of common stock                        5,831,404       5,133,665
                                                                   ===========     ===========

Diluted weighted average shares of common stock                      6,343,397       5,133,665
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

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                       Series A              Series B
                                                      Cumulative            Cumulative             Series C
                                                      Convertible           Convertible           Convertible
                                                    Preferred Stock       Preferred Stock       Preferred Stock
                                                    ---------------       ---------------       ---------------     Subscribed
                                                   Shares     Amount     Shares     Amount     Shares     Amount       Stock
                                                   ------     ------     ------     ------     ------     ------    -----------
Balance, January 1, 1996                                -         $0      1,500        $15         50         $1    $ 3,418,196

Common stock issued from subscriptions                  -          -          -          -                     -     (3,418,196)
Common stock issued in private placement,
   net of commissions and offering costs                -          -          -          -                     -              -
Common stock issued in private placement                -          -          -          -                     -              -
Conversion of preferred stock to
   common stock                                         -          -       (500)        (5)                    -              -
Common stock--consulting                                -          -          -          -                     -              -
Exercise of stock options                               -          -          -          -                     -              -
Net loss                                                -          -          -          -                     -              -
                                                   ------     ------     ------     ------     ------     ------    -----------
Balance, December 31, 1996                              -         $0      1,000        $10         50         $1              -

Common stock issued in private placement,
   net of commissions
Common stock issued as settlement of
   contract dispute
Series A Preferred issued in connection
   with private placement, net of
   commissions and expenses                           750          8
Payment of accounts payable obligations
   with stock
Exercise of warrants
Exercise of stock options
Preferred stock dividends
Net income
                                                   ------     ------     ------     ------     ------     ------    -----------
Balance, December 31, 1997                            750         $8      1,000        $10         50         $1              -
                                                   ======     ======     ======     ======     ======     ======    ===========


                                                                           Additional
                                                       Common Stock          Paid-In         Accumulated
                                                    Shares       Amount      Capital           Deficit             Total
                                                   ---------     ------    -----------      ------------        -----------
Balance, January 1, 1996                           1,911,185     $3,823    $11,382,120      $(12,927,664)       $ 1,876,491

Common stock issued from subscriptions             1,129,474      1,992      3,116,204                 -           (300,000)
Common stock issued in private placement,
   net of commissions and offering costs           1,020,000      2,040      3,497,801                 -          3,499,841
Common stock issued in private placement              80,000          8        399,992                 -            400,000
Conversion of preferred stock to
   common stock                                        2,500          5         59,694                 -             59,694
Common stock--consulting                             579,957        447      1,377,197                 -          1,377,644
Exercise of stock options                            185,548        371        714,945                 -            715,316
Net loss                                                   -          -              -        (8,122,815)        (8,122,815)
                                                   ---------     ------    -----------      ------------        -----------
Balance, December 31, 1996                         4,908,664     $8,686    $20,547,953      $(21,050,479)       $  (493,829)

Common stock issued in private placement,
   net of commissions                                500,000         50        449,950                              450,000
Common stock issued as settlement of
   contract dispute                                   70,000          7         78,743                               78,750
Series A Preferred issued in connection
   with private placement, net of
   commissions and expenses                                                    672,992                              673,000
Payment of accounts payable obligations
   with stock                                        662,589         66        638,297                              638,363
Exercise of warrants                                 200,000         20        139,980                              140,000
Exercise of stock options                            342,600         34        318,648                              318,682
Preferred stock dividends                                                      305,749          (305,749)                 -
Net income                                                                                       473,031            473,031
                                                   ---------     ------    -----------      ------------        -----------
Balance, December 31, 1997                         6,683,853     $8,863    $23,152,312      $(20,883,197)       $ 2,277,997
                                                   =========     ======    ===========      ============        ===========

    See accompanying summary of accounting policies and notes to financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   DECEMBER 31,
Increase (Decrease) in Cash and Cash Equivalents                                             1997            1996
                                                                                          -----------     -----------
Cash flows from operating activities:
   Net Income (Loss)                                                                      $   473,031     $(8,122,815)
   Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
      Depreciation and amortization                                                           163,503         119,459
      Allowance for doubtful accounts                                                         (54,251)              -
      Warrants issued for services (Note 16)                                                  138,000               -
      Operating expenses paid with common stock                                                     -       1,377,644
      Change in operating assets and liabilities:
         (Increase) decrease in:
             Accounts receivable - trade, net                                                (127,249)       (191,366)
             Inventory                                                                        113,585         319,680
             Other                                                                                  -         (55,760)
             Prepaid and other assets                                                           2,463          93,386
             Notes receivable                                                                  46,000         (36,222)
             Other receivables                                                                  4,464         143,510
         Increase (decrease) in:
             Accounts payable and accrued expenses                                          1,031,347         979,022
             Other current liabilities                                                              -        (150,000)
                                                                                          -----------     -----------
                Cash and cash equivalents provided by (used in) operating activities        1,790,893      (5,523,462)
                                                                                          -----------     -----------

Cash flows from investing activities:
   Purchase of equipment                                                                      (20,277)       (172,896)
   Advances to Global International                                                          (193,818)              -
                                                                                          -----------     -----------

                Cash and cash equivalents used in investing activities                       (214,095)       (172,896)
                                                                                          -----------     -----------
Cash flows from financing activities:
   Proceeds from line of credit                                                               838,426         599,715
   Repayment of line of credit                                                             (1,217,691)       ( 75,000)
   Proceeds from notes payable                                                                307,871               -
   Repayment of notes payable                                                                (625,695)       (171,053)
   Proceeds from issuance of stock                                                          1,123,000       3,499,841
   Exercise of stock options and warrants                                                       7,460         715,316
                                                                                          -----------     -----------

                Cash and cash equivalents provided by financing activities                    433,371       4,568,819
                                                                                          -----------     -----------

                Increase (decrease) in cash and cash equivalents                            2,010,169      (1,127,539)

Cash and cash equivalents at beginning of year                                                188,867       1,316,406
                                                                                          -----------     -----------

Cash and cash equivalents at end of year                                                  $ 2,199,036     $   188,867
                                                                                          ===========     ===========

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   DECEMBER 31,
                                                                                                1997           1996
                                                                                                ----           ----
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                                            $  215,126      $  50,509
      Income taxes                                                                             3,200          2,854

Supplemental disclosure of non-cash operating, investing and financing activities:
   Issuance of common stock for:
      Conversion of accounts payable to equity                                            $1,030,335      $       -
      Conversion of accrued interest                                                               -         59,694
      Conversion of preferred stock to common stock                                                -         14,999
      Payment of consulting contract                                                               -       (300,000)
   Conversion of accounts payable to notes payable                                           601,723              -
-------------------------------------------------------------------------------------------------------------------

     See accompanying summary of accounting policies and notes to financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES



BASIS OF CONSOLIDATION

          The accompanying consolidated financial statements of Vitafort International Corporation (the "Company") include the accounts of the Company and its subsidiaries: Nutrifish Corporation (90.5% owned as of December 31, 1997 and 1996); Hollywood Partners, Inc. (formerly Vitafort Distributors, Inc.); and Crystal Clear Farms. All subsidiaries were inactive in 1997. All material intercompany accounts and transactions have been eliminated.


USE OF ESTIMATES

          The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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


INVENTORY

          Inventory consists of merchandise available for sale, packaging supplies and raw materials, and are stated at the lower of cost (first-in, first-out) or market.


EQUIPMENT

          Equipment is comprised of manufacturing equipment, furniture, office equipment and computer equipment and is recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life not in excess of five years.


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


INCOME (LOSS) PER SHARE

          Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") issued by the FASB is effective for financial statements with fiscal years and interim periods ending after December 15, 1997. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures. The Company adopted SFAS 128 on December 15, 1997 and it had no effect on income (loss) per share.

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


NOTE 3 - INVENTORY

          Inventory is stated at the lower of cost (first in, first out) or market. Market-based valuations are based upon estimates and assumptions, and are generally limited to slow moving product offerings. Inventory consists of the following:

                                               December 31,
                                             1997        1996
                                           --------    --------

          Finished goods                   $ 30,188    $168,709
          Packaging and raw material        217,423     192,487
                                           --------    --------
                                           $247,611    $361,196
                                           ========    ========

NOTE 4 - PREPAID AND OTHER CURRENT ASSETS

          Prepaid expenses and other current assets, as of December 31, 1997 and 1996, are detailed as follows:

                                                     December 31,
                                                 1997           1996
                                               --------       --------
 Deposits                                      $  1,100       $ 10,000
 Product introduction costs                      10,711        177,865
 Insurance                                       36,377         14,897
 Consulting                                     108,080              -
 Other prepaids                                 113,000         68,969
                                               --------       --------
  Total prepaid and other current assets       $269,268       $271,731
                                               ========       ========

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                     December 31,
                                                 1997           1996
                                               --------       --------
 Accrued compensation                          $156,764       $ 90,753
 Accrued interest payable                             -            436
 Accrued legal fees                              40,112        120,811
 Accrued consulting fees                          4,919         13,500
 Other accrued expenses                         140,642        115,980
                                               --------       --------
 Total accrued expenses                        $342,437       $341,480
                                               ========       ========

NOTE 6 - NOTES PAYABLE

          BANK
          ----
          In August 1996, the Company entered into a revolving credit facility with a financing institution that provides a credit line of up to $4,000,000 subject to certain covenants. Advances made to the Company under the facility are based on a certain percentage of eligible accounts receivable, as defined, and a certain percentage of eligible inventory, as defined. The amount of inventory advances under the facility cannot exceed $500,000. The initial term of the facility ends August 1998, with automatic renewals thereafter for one year periods. Advances under the facility bear an interest rate at the Bank of America NT prime plus 3%, and are secured by a first priority lien on all of the Company's assets. Minimum interest charges are currently $15,000 per month.
The Company paid $40,000 to the institution upon execution of the agreement and $40,000 to a facilitator in connection with the placement of the loan. The Company was in violation of certain covenants with respect to working capital and tangible net worth requirements during the first half of 1997. Upon receipt of the Keebler award, the Company was no longer in violation of any of the covenants. No assurance can be given that the Company will not be in violation of such covenants in the future.

          OTHER
          -----
          Notes payable - other, represents the current balance of the original conversion of $601,723 of trade accounts payable. These notes are unsecured and payable in various monthly installments with a maximum repayment of approximately $64,000 in January 1998 (including interest at various rates). The notes have various maturity dates through December 1998.

NOTE 7 - LONG-TERM DEBT

          The Company's long-term debt, which approximates fair value, as of December 31, 1997 and 1996 consists of a 14% note payable in the amount of $37,859, due in monthly installments of $4,033, secured by certain of the Company's equipment. The entire amount is classified as a current liability. Under the Debt Subordination Agreement between Coast Business Credit and the long-term debt holders, payments on this note ceased until the loan with Coast is fully paid.


NOTE 8 - INCOME TAXES

          As the Company has incurred significant operating losses since inception, its current tax provision has been limited to minimum California tax payments.

          The difference between the Federal income tax rate and the effective income tax rate on net income (loss) from continuing operations is as follows:

                                                 1997                     1996
                                                 ----                     ----
Estimated Federal income taxes             34.0%   $ 162,000      (34.0)%  $(2,760,000)
State income taxes, net of Federal
 income tax benefit                         6.0       28,000       (6.0)      (498,000)
Change in valuation allowance             (44.0)    (206,800)      39.1      3,172,000
Other, net                                  4.0       20,000        0.9         89,159
                                          -----    ---------      -----    -----------
                                            -  %   $   3,200         -  %  $     3,159
                                          =====    =========      =====    ===========

          The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                              1997          1996
                                                          -----------    -----------
Deferred income tax assets:
   Net operating loss carryforwards                       $ 7,230,000    $ 7,259,000
   Tax credit carryforwards                                    70,000         70,000
   Allowance for bad debts                                     70,000         32,000
   Inventory reserves                                         200,000        473,000
   Other                                                       55,000         26,000
                                                          -----------    -----------
      Total gross deferred income tax assets                7,625,000      7,860,000
Deferred income tax liabilities                               (20,000)       (24,000)
                                                          -----------    -----------
                                                            7,605,000      7,836,000
Less valuation allowance                                   (7,605,000)    (7,836,000)
                                                          -----------    -----------
      Net deferred income taxes                           $         -    $         -
                                                          ===========    ===========

          Net deferred tax assets of approximately $7,605,000 resulting from net operating losses, tax credits and other temporary differences have been offset by a valuation allowance since management does not believe that it is more likely than not that such assets will be realized.

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


NOTE 9 - STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

          The Company entered into a subscription agreement in the amount of $500,000 in April 1997 with an unrelated investor for 500 shares of 1997 Series A Preferred Stock. The preferred stock has a cumulative dividend rate of 6% with no voting rights. The conversion price is the lower of $1.25 per share or a 30% discount to the market price at the time of conversion. The preferred stock is convertible at any time. For accounting purposes, the original issue discount of $214,286 is being treated as a deemed dividend. The facilitator received a 10% fee from the proceeds, as well as warrants to purchase 35,000 shares of common stock at an exercise price of $1.00 per share. Cumulative unpaid dividends amounted to $22,500 at December 31, 1997.

          The Company entered into a subscription agreement in the amount of $250,000 in May 1997 with another investor for 250 shares of 1997 Series A Preferred Stock. The series has a cumulative dividend rate of 6%, no voting rights, and is convertible at any time at the lower of $1.25 or a 30% discount to the market price at the time of conversion. For accounting purposes, the original issue discount of $91,463 is being treated as a deemed dividend. The facilitator received a 10% fee from the proceeds and a warrant to purchase 17,500 shares of common stock at an exercise price of $1.00 per share. Cumulative unpaid dividends amounted to $10,000 at December 31, 1997.

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

          The Company issued 126,000 shares of common stock in March 1997 and 350,589 shares of common stock in August 1997 under an S-8 filing as payment for services rendered by various consultants and employees. The shares of common stock were valued at the amount received by the consultants and employees upon sale of these shares. As a result, the Company reduced the amount owed to these consultants and employees by $461,782.

          In August 1997, the Company issued 100,000 shares of common stock at $.93 per share to a professional firm for previous services rendered.

          The Company issued 61,000 shares of common stock at $.96 per share in September 1997 under an S-8 filing and 25,000 shares of restricted common stock at $1.00 per share in November 1997 as payment for $83,581 of services rendered by various employees and consultants.

          The Company issued 20,000 shares at a value of $1.125 per share and 10,000 shares at a value of $1.06 per share upon the exercise of options granted to a former employee as compensation for consulting services and past unpaid accrued vacation.

          The Company issued 176,600 shares at $.875 per share and 6,000 shares at $.91 per share upon the exercise of options granted under the Non-Incentive Stock Option Plan. Non-officers of the Company paid the exercise price of such options through the application of accrued payroll and other various expenses.

          During 1997, a consultant exercised options for 60,000 shares of common stock at $.93 per share and 40,000 shares of common stock at $1.00 per share as payment for services rendered. No cash was received by the Company.

          In July 1997, another consultant exercised options for 30,000 shares of common stock at $1.00 per share as payment for services rendered. No cash was received by the Company.

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

          On October 4, 1996, a 1 for 20 reverse stock split was effected. All share amounts in this report have been retroactively adjusted to reflect this stock split.


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

          The Company has also granted stock options outside the Plans to other individuals, such as employees and consultants, in consideration for services performed. The options were granted at fair market value and at various terms and vesting periods. The following table on the next page summarizes all option activity for the years ended December 31, 1997 and 1996:

                                                  Number of Common Stock Options       Weighted
                                                     1995 Stock    Other Stock          Average
                                                    Option Plan      Options             Price
                                                    -----------    -----------         --------
Outstanding as of January 1, 1996                    2,000,000        794,222            $2.73
Granted                                                 22,500         79,750             1.11
Exercised                                              (53,725)      (120,490)            1.47
Canceled                                              (423,775)       (42,250)            3.78
                                                     ---------      ---------            -----

Outstanding as of December 31, 1996                  1,545,000        711,232             3.54
Granted                                                185,600      3,343,500             0.93
Exercised                                             (182,600)      (160,000)            1.24
Canceled                                              (316,292)        (8,750)            2.02
                                                     ---------      ---------            -----

Outstanding as of December 31, 1997                  1,231,708      3,885,982            $1.55
                                                     =========      =========            =====

Exercisable as of December 31, 1997                  1,131,708      3,095,872            $1.69
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

          Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and income (loss) per share for 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

Net Income (Loss)                      1997          1996
-------------------------------------------------------------
      As reported                    $167,282    ($8,122,815)
      Pro forma                      $(68,466)   ($8,122,815)

Basic income (loss) per share
-----------------------------

      As reported                    $   0.03       ($  1.58)
      Pro forma                      $  (0.01)      ($  1.58)

Diluted income (loss) per share
-------------------------------

      As reported                    $   0.03       ($  1.58)
      Pro forma                      $  (0.01)      ($  1.58)

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

          The following table summarizes information about stock options outstanding at December 31, 1997:


                                         Options                                Options Exercisable
                                       Outstanding                              -------------------
                         Number      Weighted-Average                        Number           Weighted
     Range of          Outstanding      Remaining       Weighted-Average   Exercisable         Average
Exercisable Prices     At 12/31/97   Contractual Life    Exercise Price    at 12/31/97     Exercise Price
------------------     -----------   ----------------    --------------    -----------     --------------
---------------------------------------------------------------------------------------------------------
  $ 0.80 - $ 2.80       4,197,010           1.8              $ 0.94         3,306,900          $ 0.95
---------------------------------------------------------------------------------------------------------
           $ 3.00         362,333           1.1                3.00           362,333            3.00
---------------------------------------------------------------------------------------------------------
  $ 3.30 - $ 7.50         520,597           0.6                4.67           520,597            4.67
---------------------------------------------------------------------------------------------------------
  $10.00 - $20.00          37,750          9.93               12.52            37,750           12.52
-----------------========================================================================================
           Totals       5,117,690           1.2              $ 1.55         4,227,580          $ 1.69
-----------------========================================================================================

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


AUBURN FARMS TRADEMARK ACQUISITION

          The Company entered into a purchase agreement in 1996 whereby it acquired the Auburn Farms trademark and other related trademarks. Deferred payments, which will be accounted for as royalties under the agreement, amount to 3-1/2% of gross sales of products sold using these trademarks during the 30 months beginning May 1, 1996, with gradually reducing percentages over the next successive three thirty-month periods. Deferred payments under the agreement made in 1996 were $45,612 and in 1997 were $18,801 and were expensed as royalties during the year.


NOTE 12 - MAJOR CUSTOMERS

          The Company derived the following revenue from major customers, each of which provided 10% or more of total revenues during the year ended December 31, 1997 and 1996:


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

          On October 9, 1996, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Eloy Louis Ellis vs. Vitafort, Inc., a Delaware Corporation; Mark Beychok and Does 1-50 inclusive." The complaint alleges Breach of Oral Contract, Breach of Written Contract, and other similar claims arising out of the consulting relationship that previously existed between the Company and Mr. Ellis. The Complaint seeks damages in an unspecified amount. The court dismissed the complaint against Mark Beychok without leave to amend. Mr. Ellis recently filed an amended complaint against the Company. The Company is defending the action vigorously and trial was scheduled for March 31, 1998.

          The Company filed a counter-claim against Ellis charging violations of
Section 16(b) of the Securities Exchange Act of 1934 (short swing profits). Ellis sold stock in violation of that section and, therefore, the profits, estimated at $20,000, belong to the Company. In March 1998, the court ruled in favor of the Company in this matter and awarded $21,260.

          On June 2, 1998, the parties resolved both the Ellis issues. Under the terms of the agreement, the settlement is treated as confidential and the public response has been agreed to as follows: "The matter has been resolved."

NOTE 14 - RELATED PARTY TRANSACTIONS

          The Company has entered into related party transactions during 1996 and 1997. See Notes 9, 10, 11 and 16 for further detailed information.


NOTE 15 - SUBSEQUENT EVENTS

          In March 1998, the Company entered into a subscription agreement in the amount of $500,000 for 500 shares of Series A 1997 Preferred Stock. The preferred stock has a cumulative dividend rate of 6% with no voting rights. The conversion price is at a discount of 21.5% if the market price of the stock is below $0.6875. If the market price is above $0.6875, the exercise price is the fair market value on the day of exercise; however, the holder receives warrants in sufficient quantity to achieve a profit equal to the computed 21.5% discount. The holder has agreed not to convert before August 10, 1998 in exchange for these terms.

          The Company is currently negotiating the acquisition of Global International Sourcing, Inc., ("Global") a Nevada corporation, by acquiring the stock of the corporation from its sole shareholder. Global is a company with international contacts to provide natural and low fat food products for Vitafort to sell into the United States market at a cost significantly below those found in the United States for similar products. The Company advanced $193,818 to Global as of December 31, 1997 to meet Global's operating expenses and fund inventory purchases for future sales. The Company believes that the acquisition cost will not be a material amount. Global was formed in October 1997 and its financial position and results of operations are not material compared to the Company's financial position at December 31, 1997 or its results of operations for the year ended December 31, 1997.


NOTE 16 - LITIGATION RECOVERY, NET OF COSTS

          On June 20, 1997, the Company received notice of the interim award under the arbitration with the Keebler Company. The award was for $5,983,923 as well as compensation for all legal fees and costs associated with the arbitration proceedings. Based on the agreement with ATCOLP INVESTMENT PARTNERS (the "Lender"), in which Donald Wohl, a Director of the Company, is the general partner, the Company agreed to pay the Lender a sliding percentage of the proceeds from the settlement in exchange for advancing $300,000 to the Company to meet the litigation expenses. The Board of Directors, with Mr. Wohl abstaining, considered two bids and found his to be the more reasonable of the two.

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

NOTE 17 - EARNINGS PER SHARE

          The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:

                                                                                  December 31,
                                                                              1997           1996
                                                                              -----          -----
BASIC EARNINGS (LOSS) PER SHARE
   Net income (loss)                                                      $   473,031     $(8,122,815)
   Deemed dividends                                                          (305,749)              -
                                                                          -----------     -----------

   Income (loss) available to common stockholders (numerator)             $   167,282     $(8,122,815)
                                                                          ===========     ===========

   Weighted average common shares outstanding (denominator)                 5,831,404       5,133,665
                                                                          ===========     ===========

   Basic earnings (loss) per share                                        $      0.03     $     (1.58)
                                                                          ===========     ===========

DILUTED EARNINGS (LOSS) PER SHARE
   Income (loss) available to common shareholders (numerator)             $   167,282     $(8,122,815)
                                                                          ===========     ===========

   Weighted average common shares outstanding                               5,831,404       5,133,665
   Weighted average options outstanding                                     2,511,516               -
   Weighted average convertible preferred stock                                 6,667               -
   Stock acquired with proceeds                                            (2,006,190)              -
                                                                          -----------     -----------
   Weighted average common shares and
    assumed conversions outstanding (denominator)                           6,343,397       5,133,665
                                                                          ===========     ===========

Diluted earnings (loss) per share                                         $      0.03     $     (1.58)
                                                                          ===========     ===========


          Options and warrants to purchase 958,565 and 2,256,232 shares of common stock at various prices per share, at December 31, 1997 and 1996, respectively, were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.