Form 10QSB/A
period 1998-03-31
VITAFORT INTERNATIONAL CORP
filed 1998-08-14
CIK 857139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/B


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

                    Yes:   X           No:
                         ------            -----

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on May 19, 1998, 1998 is 7,004,852.

                       VITAFORT INTERNATIONAL CORPORATION

                                    CONTENTS


                         PART 1 - FINANCIAL INFORMATION

 ______________________________________________________________________________

ITEM 1.   Consolidated Financial Statements:


          Balance Sheets--March 31, 1998 (unaudited) and December 31, 1997...    3-4

          Statements of Operations--
          Three Month Periods Ended March 31, 1998 and 1997 (unaudited)......      5

          Statement of Stockholders' Equity (Deficit)--
          Three Month Period Ended March 31, 1998 (unaudited)................      6

          Statements of Cash Flows--
          Three Month Periods Ended March 31, 1998 and 1997 (unaudited)......      7

          Notes to the Financial Statements (unaudited)......................   8-12


ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................  13-16

                           PART II - OTHER INFORMATION

 ______________________________________________________________________________

          Litigation.........................................................     17

          Signature..........................................................     18

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                  As of March 31, 1998 and December 31, 1997

                                    ASSETS
                                    ------

                                                                           March 31,
                                                                             1998        December 31,
                                                                         (Unaudited)         1997
                                                                         -----------     ------------
Current assets
  Cash and cash equivalents                                               $1,068,943      $2,199,036
  Accounts receivable, trade, less allowance
    for doubtful accounts of $25,743                                         507,643         412,289
  Inventories (Note 3)                                                       319,011         247,611
  Notes receivable - related party                                           104,290          10,000
  Prepaid expenses and other current assets (Note 4)                         393,999         269,268
                                                                          ----------      ----------
    Total Current Assets                                                   2,393,886       3,138,204
                                                                          ----------      ----------

Equipment
  Manufacturing equipment                                                    290,912         290,912
  Furniture and equipment                                                    126,667         105,160
  Computer equipment                                                         195,821         193,571
                                                                          ----------      ----------
                                                                             613,400         589,643
  Less accumulated depreciation                                             (376,975)       (347,493)
                                                                          ----------      ----------
                                                                             236,425         242,150
                                                                          ----------      ----------

Other Assets
  Intangible assets, net of accumulated amortization
   of $99,278  and $73,163 (Notes 2 and 6)                                   625,268         338,091
  Advances to Global International Sourcing (Note 6)                            -            193,818
  Other assets                                                                 1,100            -
                                                                          ----------      ----------
    Total Other Assets                                                       626,368         531,909
                                                                          ----------      ----------

                                                                          $3,256,679      $3,912,263
                                                                          ==========      ==========

     See accompanying notes to condensed consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                  As of March 31, 1998 and December 31, 1997

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                                March 31,
                                                                                  1998        December 31,
                                                                              (Unaudited)        1997
                                                                              -----------     ------------
Current liabilities
  Notes payable - bank (Note 7)                                              $     28,485    $     60,757
  Notes payable - others                                                          152,210         283,898
  Accounts payable                                                                765,787         909,315
  Accrued expenses (Note 5)                                                       231,479         342,437
  Current maturities of long-term debt (Note 7)                                    37,859          37,859
                                                                             ------------    ------------
    Total Current Liabilities                                                   1,215,820       1,634,266
                                                                             ------------    ------------

Commitments and contingencies (Notes 9 and 10)

Stockholders' equity
  Series A, 6% Cumulative Convertible Preferred Stock,
   $0.01 par value cumulative; 1,701 shares authorized,
   issued & outstanding, 1,701 and 750 shares,                                         17               8
   liquidation preference of $1,701,000 and $750,000 (Note 8)
  Series B, 10% Cumulative Convertible Preferred Stock,
   $.01 par value; authorized 1l0,000 shares; issued and
   outstanding 1,000 shares, aggregate liquidation preference                          10              10
   of $50,000
  Series C, Convertible Preferred Stock, $.01 par value;
   authorized 450 shares; issued and outstanding 50 shares,                             1               1
   aggregate liquidation preference of $50,000

  Common stock, $.0001 par value; authorized 30,000,000
   shares; issued and outstanding  6,973,853 and 6,683,853                          8,892           8,863
   shares (Note 8)

  Additional paid-in-capital (Note 8)                                          24,063,875      23,115,727
  Accumulated deficit                                                         (22,031,936)    (20,846,612)
                                                                             ------------    ------------
    Total Stockholders' Equity                                                  2,040,859       2,277,997
                                                                             ------------    ------------

                                                                             $  3,256,679    $  3,912,263
                                                                             ============    ============

     See accompanying notes to condensed consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                             March 31,
                                                                        1998          1997
Net revenues                                                         $   346,836   $  765,239

Cost of sales                                                            268,572      548,288
                                                                     -----------   ----------

      Gross profit                                                        78,264      216,951
                                                                     -----------   ----------

Operating expenses
  Research and development                                                61,359       39,350
  Sales and marketing                                                    258,097      379,797
  General and administrative                                             723,491      586,232
                                                                     -----------   ----------
    Total Operating Expenses                                           1,042,947    1,005,379
                                                                     -----------   ----------

    Loss from Operations                                                (964,683)    (788,428)

Other income (expense)
  Other income                                                              (385)      14,010
  Interest income                                                         30,826         -
  Interest expense                                                       (47,569)     (40,611)
                                                                     -----------   ----------
    Total other income (expense)                                         (17,128)     (26,601)
                                                                     -----------   ----------

    Loss before income tax expense                                      (981,811)    (815,029)

State income tax expense                                                   3,200         -
                                                                     -----------   ----------

Net loss                                                                (985,011)    (815,029)
Deemed dividend to preferred shareholders (Note 8)                      (163,728)        -
                                                                     -----------   ----------
Net loss allocable to common shareholders                             (1,148,739)    (815,029)
                                                                     ===========   ==========

Loss per share                                                       $     (0.17)  $    (0.14)
                                                                     ===========   ==========

Weighted average number of common shares outstanding                   6,856,961    5,821,635
                                                                     ===========   ==========

     See accompanying notes to condensed consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)

                                                           Series A
                                                          Cumulative               Series B              Series C
                                                          Convertible             Convertible           Convertible
                                                        Preferred Stock         Preferred Stock       Preferred Stock
                                                        ---------------         ---------------       ---------------
                                                        Shares   Amount         Shares   Amount       Shares   Amount
                                                        ------   ------         ------   ------       ------   ------
Balance, January 1, 1998                                   750    $ 8            1,000    $10           50       $1

Series A Preferred issued in connection with
  a private placement, net of expenses                     500      5

Common stock issued as settlement of contract disputes

Exercise of stock options

Stock issued for acquisition of marketing contract

Preferred stock deemed dividends                           451      4

Net loss
                                                         -----    ---            -----    ---           --       --
Balance, March 31, 1998                                  1,701    $17            1,000    $10           50       $1
                                                         =====    ===            =====    ===           ==       ==

                                                                              Additional
                                                         Common Stock           Paid-In          Accumulated
                                                      Shares       Amount       Capital            Deficit          Total
                                                      ------       ------       -------            -------          -----
Balance, January 1, 1998                             6,683,853     $8,863     $23,152,312       ($20,883,197)     $2,277,997

Series A Preferred issued in connection with
  a private placement, net of expenses                                            498,995                            499,000

Common stock issued as settlement of contract
  disputes                                             115,000         12         116,738                            116,750

Exercise of stock options                              115,000         11          88,989                             89,000

Stock issued for acquisition of marketing contract      60,000          6          43,117                             43,123

Preferred stock deemed dividends                                                  163,724           (163,728)             (0)

Net loss                                                                                            (985,011)       (985,011)
                                                     ---------     ------     -----------       ------------      ----------
Balance, March 31, 1998                              6,973,853     $8,892     $24,063,875       ($22,031,936)     $2,040,859
                                                     =========     ======     ===========       ============      ==========

     See accompanying notes to condensed consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                         1998         1997
                                                                                   ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
    Net loss                                                                        $  (985,011)   $(815,029)
    Depreciation and amortization                                                        51,081       41,569
    Stock issued for services                                                              -            -
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable, trade, net                                                 227,216      (77,527)
        Inventories                                                                     (66,400)     189,937
        Other current assets                                                           (116,371)     (19,603)
        Other assets                                                                     (1,100)        -
       Increase (decrease) in:
        Accounts payable                                                               (450,634)     109,232
        Accrued expenses                                                               (110,958)      54,223
                                                                                    -----------    ---------
          Cash and cash equivalents used in operating activities                     (1,452,177)    (517,198)
                                                                                    -----------    ---------

Cash flows from investing activities:
  Purchase of equipment                                                                  (8,757)        -
  Advances to related parties                                                              -            -
  Cash acquired through acquisition of subsidiary                                        75,462
                                                                                    -----------    ---------
         Cash and cash equivalents used in investing activities                          66,705         -
                                                                                    -----------    ---------

Cash flows from financing activities:
  Proceeds from issuance of stock                                                       747,874      696,422
  Repayments of line of credit                                                          (32,272)      25,323
  Advances to Global International                                                     (328,535)
  Repayments of notes payable                                                          (131,688)        -
                                                                                    -----------    ---------
         Cash and cash equivalents provided by financing activities                     255,379      721,745
                                                                                    -----------    ---------

Increase (decrease) in cash and cash equivalents                                     (1,130,093)     204,547
Cash and cash equivalents, beginning of period                                        2,199,036      188,867
                                                                                    -----------    ---------
Cash and cash equivalents, end of period                                            $ 1,068,943    $ 393,414
                                                                                    ===========    =========

Supplemental  disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                                        $    47,569    $  40,611
    Income taxes                                                                    $     3,200         -

Supplemental disclosure of non-cash operating, investing, and financial activities
    Stock issued for accounts payable                                               $   131,750         -
    Stock issued for prepaid consulting services                                    $    61,666         -
    Stock issued for acquisition of marketing contract                              $    43,124         -
    Acquisition of Global International Sourcing:
       Assets acquired, net of cash                                                 $   535,786         -
       Liabilities assumed, including $522,328 due to Vitafort                      $   829,461         -

     See accompanying notes to condensed consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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


NOTE 3 -- INVENTORIES

    Inventories are stated at the lower of cost (first in, first out) or market. Market-based valuations are based upon estimates and assumptions, and are generally limited to slow moving product offerings. Inventory consists of the following:

                                      March 31, 1998      December 31, 1997
                                      --------------      -----------------
   Finished goods                           $123,799               $ 30,188
   Packaging and raw material                195,212                217,423
                                             -------               --------
                                            $319,011               $247,611
                                            ========               ========

NOTE 4 -- PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets consist of the following:

                                              March 31, 1998      December 31, 1997
                                              --------------      -----------------
   Deposits                                         $      -               $  1,100
   Product introduction costs                         14,250                 10,711
   Insurance                                          65,816                 36,377
   Consulting                                        137,714                108,080
   Other prepaids                                    176,219                113,000
                                                    --------               --------

     Total prepaid and other current assets         $393,999               $269,268
                                                    ========               ========

NOTE 5 - ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                              March 31, 1998      December 31, 1997
                                              --------------      -----------------
   Accrued compensation                             $145,122               $156,764
   Accrued commissions                                17,295                      -
   Accrued legal fees                                      -                 40,112
   Accrued consulting fees                                 -                  4,919
   Other accrued expenses                             69,062                140,642
                                                    --------               --------

   Total accrued expenses                           $231,479               $342,437
                                                    ========               ========


NOTE 6 -- ACQUISITION OF SUBSIDIARY

     Effective March 31, 1998, the Company acquired 100% of the outstanding stock of Global International Sourcing, Inc. (Global) for $25. The acquisition was accounted for as a purchase and the operations of Global will be included with the Company's operations commencing April 1, 1998. The assets and liabilities of Global were recorded at fair value and resulted in goodwill of $218,213. Had the

Company consolidated its operating performance for the first quarter ended March 31, 1998, the results would have been as follows:

     Net Sales                                         $   732,641
     Gross Profit                                          123,119
     Net Loss                                           (1,100,389)
     Net Loss Allocable to Common Shareholders          (1,264,117)
     Net Loss Per Share                                     ($0.18)

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


NOTE 8 - STOCKHOLDERS' EQUITY

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


NOTE 10 - LITIGATION

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

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AS RESULTS OF OPERATIONS
                                  (Unaudited)

Three Months Ended March 30, 1998 and 1997
------------------------------------------

Results of Operations:

     The Company continues to focus on the development of new products and the repair of customer relationships, especially in the northeast, where the majority of the customers for Fudgets and Caketts were located and thus a significant portion of the past problems and off-sets. Progress was made in the development area for new products to be introduced in the second and third quarters of 1998. However, the lack of sales velocity, especially in the Fudgets and Caketts product lines, has negatively impacted the overall results. Consolidation of the warehouse facilities was completed in the first quarter and should bring the Company savings for the balance of the year compared to the cost of maintaining separate facilities. Additionally, the Company has reestablished credit terms with the majority of its co-packers and has finalized negotiations for payment schedules for some of its significant creditors.

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

     The acquisition of Global International Sourcing at March 31, 1998 should improve the Company's access to overseas products. It should also result in improved gross profit margins to the Company's ongoing operations. Additionally, Global brings its own customers and sales level to the Company, although functioning primarily as a broker, it does not provide the same gross profit levels targeted for the Company's current business areas.

     The development programs for new products continue, with certain of these products scheduled for release in the second and third quarters of 1998. While such introductions may have little, if any, impact in the quarter the product is introduced due to the amount of time required for distribution into the channels, it should provide a cascading effect over future periods.

Net Revenues:

     For the three months ended March 31, 1998, net sales were $346,836 compared to $765,239 for the same period in 1997, a decrease of $418,403 or approximately 54.7%. The loss of Fudgets and Caketts sales, which in the three months ended March 31, 1997 were $361,701, were not replaced by any other of the Company's other products. In May 1998, the Company discontinued the Caketts line of three products and two of the three Fudget products. The introduction of Juliette's Private Collection chocolate truffles in the last quarter of 1997 continued in this first quarter of 1998 where sales were $70,091 for the three months ended March 31, 1998 compared to no sales for the same period in 1997. The Auburn Farms/Natures Warehouse product lines weakened somewhat in the quarter ended March 31, 1998 where sales were $210,371 compared to $362,021 for the same period in 1997. The loss of Auburn Farms sales reflects the Company's opinion that consumer tastes are shifting from the no fat products, which are usually associated with no taste, to reduced fat products which do provide the consumer with reasonably good taste. Most of the new products scheduled for introduction are either reduced fat or low fat.

Gross Profit:

     Gross profit decreased from $216,951 for the three months ended March 31, 1997 to $78,264 for the three months ended March 31, 1998, a decrease of $138,687. Gross profit was 22.6% of net revenues for the quarter ended March 31, 1998, compared to 28.4% for the same period of 1997. The Company wrote off from inventory packaging for certain of its products where the labeling no longer complied with the Food and Drug Administration guidelines for ingredient listing. This listing guideline, revised as of January 1, 1998, required the disclosure of the presence of folic acid in ingredient listing. Prior to that time, no such labeling disclosure had been required. The impact to the Company's processing was minimal since the requirement pertained only to the labeling on packaging, not to the actual formulations of the products themselves. The Company does not expect this law to have any impact on the Company's business operations. For the quarter ended March 31, 1998, the Company charged approximately $49,362 to cost of sales for this labeling change. Excluding this charge, the gross profit margin in the current quarter would have been $127,625 or 36.7%, which is closer to Vitafort's gross profit margin target.

Operating Expenses:

     Overall operating expenses have increased over the previous year due to overall staff increases as the Company again begins to increase its efforts in the sales and marketing area and in administrative functions to improve support for the overall anticipated increase in volume. The anticipated decrease in legal expenses has not occurred due to the concentration of effort in the defense of the Ellis case and the increasing effort in the Barbara's/New Life litigation. Finally, the other professional fees associated with the audit for December 31, 1997 were primarily incurred in the quarter ended March 31, 1998 while in 1997 the majority of costs and expenses were incurred in the second calendar quarter. The Company is hopeful that the level of professional fees will decline in the subsequent quarters. The legal expenses, however, may continue for some time in the future, although the Company is searching for off balance sheet financing of the Barbara's/New Life litigation.

Research and Development:

     Total expenses for product development in the quarter ended March 31, 1998 were $61,359 compared to $39,350 for the same period in 1997, an increase of $22,009. The majority of the increase in expenses was related to the employment of outside consultants to assist the staff in insuring development of new formulations. In addition, these consultants were working with the Company's co-packers to maintain acceptable quality assurance and to insure that quality control measures are in place during the manufacturing process of the Company's products. The cost for the three months ended March 31, 1998 for outside consultants was $51,750 compared to $24,371 for the same period in 1997, an increase of $27,379.

Sales and Marketing:

     Total sales and marketing expenses for the quarter ended March 31, 1998 were $258,097 compared to $379,797 for the three months ended March 31, 1997, a decrease of $121,700. The decrease in Vitafort expenses were primarily in the areas of commissions, $20,833, sales promotion expenses, $55,088 and product introduction fees, $95,546, all of which are related to the decline in overall sales volume. These reductions were offset by the $43,417 increase in staffing costs to support the introduction of new products and the increase in customer service.

General and Administrative:

     For the quarter ended March 31, 1998, total general and administrative expenses were $723,491 compared to $586,232 for the same quarter ended March 31, 1997 an increase of $137,259. Staff increases and related expenses increased by $122,044 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due to the addition of a new Chief Operating Officer and the conversion of certain staff positions from temporary consulting classifications to permanent employees. The Company also incurred an increase in the building lease of its facilities when the lease expired in August 1997.

Other Income (Expense):

     The interest income continues to reflect the Company's investment of excess cash in short term investment instruments. As the amount of the total investment declines due to cash requirements, the amount of income will also decline.

Liquidity and Capital Resources:

                                                       Three Months Ended
                                                            March 31,

                                                       1998          1997
                                                    -----------   -----------
Net Cash Used for Operations                        $(1,452,177)  $  (517,198)
Net Cash Used for Investing Activities                   66,705             -
Net Cash Provided by Financing Activities               255,379       721,745
Working Capital (Deficit)                             1,178,066      (953,002)

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



                       VITAFORT INTERNATIONAL CORPORATION
                       ----------------------------------
                                   (Company)



                               /s/ Mark Beychok
                       ---------------------------------
                                 Mark Beychok
                            Chief Executive Officer


                              /s/ Jack B. Spencer
                       ---------------------------------
                                Jack B. Spencer
                            Chief Operating Officer
                            Chief Financial Officer



                            Date:   August 14, 1998