Form 10QSB/A
period 1998-03-31
VITAFORT INTERNATIONAL CORP
filed 1998-08-17
CIK 857139

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
                                                     =========     ======     ===========       ============      ==========

     See accompanying notes to condensed consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                         1998         1997
                                                                                   ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
    Net loss                                                                        $  (985,011)   $(815,029)
    Depreciation and amortization                                                        51,081       41,569
    Stock issued for services                                                            12,334         -
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable, trade, net                                                 270,340      (77,527)
        Inventories                                                                     (66,400)     189,937
        Other current assets                                                             (7,955)     (19,603)
        Other assets                                                                     (1,100)        -
       Increase (decrease) in:
        Accounts payable                                                               (365,634)     109,232
        Accrued expenses                                                               (110,958)      54,223
                                                                                    -----------    ---------
          Cash and cash equivalents used in operating activities                     (1,203,303)    (517,198)
                                                                                    -----------    ---------

Cash flows from investing activities:
  Purchase of equipment                                                                  (8,757)        -
  Advances to related parties                                                              -            -
  Cash acquired through acquisition of subsidiary                                        75,462
                                                                                    -----------    ---------
         Cash and cash equivalents used in investing activities                          66,705         -
                                                                                    -----------    ---------

Cash flows from financing activities:
  Proceeds from issuance of stock                                                       499,000      696,422
  Repayments of line of credit                                                          (32,272)      25,323
  Advances to Global International                                                     (328,535)
  Repayments of notes payable                                                          (131,688)        -
                                                                                    -----------    ---------
         Cash and cash equivalents provided by financing activities                       6,505      721,745
                                                                                    -----------    ---------

Increase (decrease) in cash and cash equivalents                                     (1,130,093)     204,547
Cash and cash equivalents, beginning of period                                        2,199,036      188,867
                                                                                    -----------    ---------
Cash and cash equivalents, end of period                                            $ 1,068,943    $ 393,414
                                                                                    ===========    =========

Supplemental  disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                                        $    47,569    $  40,611
    Income taxes                                                                    $     3,200         -

Supplemental disclosure of non-cash operating, investing, and financial activities
    Stock issued for accounts payable                                               $   131,750         -
    Stock issued for prepaid consulting services                                    $    61,666         -
    Stock issued for acquisition of marketing contract                              $    43,124         -
    Acquisition of Global International Sourcing:
       Assets acquired, net of cash                                                 $   535,786         -
       Liabilities assumed, including $522,328 due to Vitafort                      $   829,461         -

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