Form 10QSB
period 1998-06-30
VITAFORT INTERNATIONAL CORP
filed 1998-08-18
CIK 857139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1998


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

                    Yes:   X           No:
                         ------            ------

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on August 14, 1998, is 7,515,352.

                      VITAFORT INTERNATIONAL CORPORATION

                                   CONTENTS


                        PART 1 -- FINANCIAL INFORMATION

________________________________________________________________________________

ITEM 1.   Consolidated Financial Statements:
          Balance Sheets -- June 30, 1998 (unaudited) and December 31, 1997.    3-4

          Statements of Operations --
          Three Month Periods Ended June 30, 1998 and 1997 (unaudited)......    5
          Six Month Periods Ended June 30, 1998 and 1997 (unaudited) .......    6

          Statement of Stockholders' Equity (Deficit) --
          Six Month Period Ended June 30, 1998 (unaudited)..................    7

          Statements of Cash Flows --
          Six Month Periods Ended June 30, 1998 and 1997 (unaudited)........    8

          Notes to the Financial Statements (unaudited).....................    9-13

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................   14-18


                           PART II  OTHER INFORMATION

________________________________________________________________________________

          Litigation........................................................   19

          Signature.........................................................   20

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   As of June 30, 1998 and December 31, 1997

                                    ASSETS
                                    ------
                                                                       June 30,        December 31,
                                                                         1998              1997
                                                                      ----------        ----------
                                                                      (Unaudited)
Current assets
  Cash and cash equivalents                                           $  467,806        $2,199,036
  Accounts receivable, less allowance
    for doubtful accounts of $25,743                                     426,557           412,289
  Inventories (Notes 3 and 8)                                            517,856           247,611
  Notes receivable - related party                                       118,244            10,000
  Prepaid expenses and other current assets (Note 4)                     374,172           269,268
                                                                      ----------        ----------
    Total Current Assets                                               1,904,635         3,138,204
                                                                      ----------        ----------
Equipment
  Manufacturing equipment                                                290,912           290,912
  Furniture and equipment                                                125,417           105,160
  Computer equipment                                                     209,574           193,571
                                                                      ----------        ----------
                                                                         625,903           589,643
  Less accumulated depreciation                                         (406,724)         (347,493)
                                                                      ----------        ----------
                                                                         219,179           242,150
                                                                      ----------        ----------
Other Assets
  Intangible assets, net of accumulated amortization
   of $123,775 and $73,163 (Notes 2 and 6)                               596,254           338,091
  Advances to Global International Sourcing (Note 6)                                       193,818
  Other assets                                                             1,475                -
                                                                      ----------        ----------
    Total Other Assets                                                   597,729           531,909
                                                                      ----------        ----------
                                                                      $2,721,544        $3,912,263
                                                                      ==========        ==========

     See accompanying notes to condensed consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                   As of June 30, 1998 and December 31, 1997

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                            June 30,
                                                                              1998            December 31,
                                                                           (Unaudited)            1997
                                                                          ------------        ------------
Current liabilities
  Notes payable - bank                                                    $     86,582        $     60,757
  Notes payable - others (Note 8)                                              437,763             283,898
  Accounts payable                                                             724,005             909,315
  Accrued expenses (Note 5)                                                    235,881             342,437
  Current maturities of long-term debt (Note 7)                                 37,859              37,859
                                                                          ------------        ------------
    Total Current Liabilities                                                1,522,090           1,634,266
                                                                          ------------        ------------
Commitments and contingencies (Notes 10 and 11)

Stockholders' equity
  Series A, 6% Cumulative Convertible Preferred Stock,
   $0.01 par value cumulative; 1,701 shares authorized,
   issued & outstanding, 1,701 and 750 shares,                                      17                   8
   liquidation preference of $1,701,000 and $750,000 (Note 8)
  Series B, 10% Cumulative Convertible Preferred Stock,
   $.01 par value; authorized 1l0,000 shares; issued and
   outstanding 1,000 shares, aggregate liquidation preference                       10                  10
   of $50,000
  Series C, Convertible Preferred Stock, $.01 par value;
   authorized 450 shares; issued and outstanding 50 shares,                          1                   1
   aggregate liquidation preference of $50,000

  Common stock, $.0001 par value; authorized 30,000,000
   shares; issued and outstanding  7,440,350 and 6,683,853                       8,939               8,863
   shares (Note 9)

  Additional paid-in-capital (Note 9)                                       24,800,058          23,152,312
  Accumulated deficit                                                      (23,609,571)        (20,883,197)
                                                                          ------------        ------------
    Total Stockholders' Equity                                               1,199,454           2,277,997
                                                                          ------------        ------------

                                                                          $  2,721,544        $  3,912,263
                                                                          ============        ============


     See accompanying notes to condensed consolidated financial statements

       VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                                         Three Months Ended
                                                                               June 30,
                                                                        1998               1997
                                                                   -----------        -----------
Net revenues                                                       $   403,158        $   402,788

Cost of sales                                                          279,743            334,340
                                                                   -----------        -----------

      Gross profit                                                     123,415             68,448
                                                                   -----------        -----------
Operating expenses
  Research and development                                              78,225             16,781
  Sales and marketing                                                  488,247            359,430
  General and administrative                                           750,240          1,304,656
                                                                   -----------        -----------
    Total operating expenses                                         1,316,712          1,680,867
                                                                   -----------        -----------

    Loss from operations                                            (1,193,296)        (1,612,419)

Other income (expense)
  Other income (expense)                                               (60,000)            16,191
  Interest income                                                        5,191                -
  Interest expense                                                     (50,337)           (58,942)
                                                                   -----------        -----------
    Total other income (expense)                                      (105,146)           (42,751)
                                                                   -----------        -----------
    Loss before income tax expense                                  (1,298,442)        (1,655,710)
State income tax expense                                                   (57)               -
                                                                   -----------        -----------

Net loss                                                            (1,298,385)        (1,655,170)
Deemed dividend to preferred shareholders (Note 9)                    (279,250)          (305,749)
                                                                   -----------        -----------
Net loss allocable to common shareholders                           (1,577,635)        (1,960,919)
                                                                   ===========        ===========

Loss per share                                                     $     (0.22)       $     (0.34)
                                                                   ===========        ===========
Weighted average number of common shares outstanding                 7,132,317          5,731,586
                                                                   ===========        ===========

     See accompanying notes to condensed consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                    Six Months Ended
                                                                         June 30,
                                                                1998                 1997
                                                            -----------           -----------
Net revenues                                                $   749,994           $ 1,175,107

Cost of sales                                                   548,315               882,628
                                                            -----------           -----------

      Gross profit                                              201,679               292,479
                                                            -----------           -----------

Operating expenses
  Research and development                                      139,584                56,131
  Sales and marketing                                           746,344               739,226
  General and administrative                                  1,473,731             1,890,887
                                                            -----------           -----------
    Total operating expenses                                  2,359,659             2,686,244
                                                            -----------           -----------

    Loss from operations                                     (2,157,979)           (2,393,765)

Other income (expense)
  Other income (expense                                         (60,385)               23,119
  Interest income                                                36,017                   -
  Interest expense                                              (97,906)              (99,553)
                                                            -----------           -----------
    Total other income (expense)                               (122,274)              (76,434)
                                                            -----------           -----------

    Loss before income tax expense                           (2,280,254)           (2,470,199)

State income tax expense                                          3,143                   -
                                                            -----------           -----------

Net loss                                                     (2,283,396)           (2,470,199)
Deemed dividend to preferred shareholders (Note 9)             (442,978)             (305,749)
                                                            -----------           -----------
Net loss allocable to common shareholders                    (2,726,374)           (2,775,948)
                                                            ===========           ===========

Loss per share                                              $     (0.39)          $     (0.51)
                                                            ===========           ===========
Weighted average number of common shares outstanding          6,994,639             5,390,957
                                                            ===========           ===========


     See accompanying notes to condensed consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Six Months Ended June 30, 1998
                                  (Unaudited)

                                                   Series A
                                                  Cumulative          Series B           Series C
                                                  Convertible        Convertible        Convertible
                                                Preferred Stock    Preferred Stock    Preferred Stock      Common Stock
                                                ---------------    ---------------    ---------------   --------------------
                                                Shares   Amount    Shares   Amount    Shares   Amount     Shares    Amount
                                                ------   ------    ------   ------    ------   ------     ------    ------
Balance, January 1, 1998                           750   $    8     1,000   $   10        50   $    1    6,683,853  $8,863

Series A Preferred issued in connection with
  a private placement, net of expenses             500        5

Common stock issued as settlement of contract
  disputes                                                                                                 115,000      12

Exercise of stock options                                                                                  192,500      19

Stock issued for acquisition of marketing contract                                                          60,000       6

Stock issued for services                                                                                  389,000      39

Preferred stock dividends                          451        4

Net Loss
                                                ------   ------    ------   ------    ------   ------    ---------  ------
Balance, June 30, 1998                           1,701   $   17     1,000   $   10        50   $    1    7,440,353  $8,939
                                                ======   ======    ======   ======    ======   ======    =========  ======


                                                              Additional
                                                               Paid-in                Accumulated
                                                               Capital                  Deficit                    Total
                                                             -----------              ------------              -----------
Balance, January 1, 1998                                     $23,152,312              ($20,883,197)             $ 2,277,997

Series A Preferred issued in connection with
  a private placement, net of expenses                           498,995                                            499,000

Common stock issued as settlement of contract
  disputes                                                       116,738                                            116,750

Exercise of stock options                                        166,639                                            166,658

Stock issued for acquisition of marketing contract                43,118                                             43,124

Stock issued for services                                        379,282                                            379,321

Preferred stock dividends                                        442,974                  -442,978                      -

Net Loss                                                                                -2,283,396               (2,283,396)
                                                             -----------              ------------              -----------
Balance, June 30, 1998                                       $24,800,058              $(23,609,571)             $ 1,199,454
                                                             ===========              ============              ===========


     See accompanying notes to condensed consolidated financial statements

                VITAFORT INTERATIONAL CORPORTION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Six Months Ended
                                                                                    June 30,             June 30,
                                                                                      1998                 1997
                                                                                  -----------          -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
    Net loss                                                                      $(2,283,396)         $(2,470,199)
    Depreciation and amortization                                                     111,094               83,138
    Stock issued for services                                                         109,336                  -
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable, trade, net                                               308,274               46,160
        Inventories                                                                  (265,245)             120,452
        Prepaid expenses and other current assets                                      95,350               54,865
        Other assets                                                                   (1,475)                 -
       Increase (decrease) in:
        Accounts payable                                                             (130,912)             611,433
        Accrued expenses                                                             (106,558)            (128,936)
                                                                                  -----------          -----------
          Cash and cash equivalents used in operating activities                   (2,163,533)          (1,683,087)
                                                                                  -----------          -----------
Cash flows from investing activities:
  Purchase of equipment                                                               (22,510)                (378)
  Advances to related parties                                                         (13,954)                 -
  Advances to Global International                                                   (285,385)
  Cash acquired through acquisition of Global International Sourcing                   75,462                  -
                                                                                  -----------          -----------
         Cash and cash equivalents used in investing activities                      (246,387)                (378)
                                                                                  -----------          -----------

Cash flows from financing activities:
  Proceeds from issuance of stock                                                     499,000            1,542,444
  Proceeds from notes payable, short term                                             400,000              300,000
  Repayments of line of credit                                                         25,825             (115,183)
  Repayments of notes payable                                                        (246,135)                 -
                                                                                  -----------          -----------
         Cash and cash equivalents provided by financing activities                   678,690            1,727,261
                                                                                  -----------          -----------

Increase (decrease) in cash and cash equivalents                                   (1,731,230)              43,796
Cash and cash equivalents, beginning of period                                      2,199,036              188,867
                                                                                  -----------          -----------
Cash and cash equivalents, end of period                                          $   467,806          $   232,663
                                                                                  ===========          ===========

Supplemental  disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                                      $    97,906          $    45,000
    Income taxes                                                                  $    (3,143)                 -

Supplemental disclosure of non-cash operating, investing, and financial activities
    Stock issued for accounts payable                                             $   361,504          $   683,870
    Stock issued for prepaid consulting services                                  $   191,885                  -
    Stock issued for acquisition of marketing contract                            $    43,125                  -
    Acquisition of Global International Sourcing:
         Assets acquired, net of cash                                             $   535,786
         Liabilities assumed, including $522,328 due to Vitafort                  $   829,461

     See accompanying notes to condensed consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - GENERAL

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

     As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB/A filed August 14, 1998.

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

    (g) For the three and six months ended June 30, 1998 and 1997, basic and diluted loss per share have been compiled using the weighted average number of common shares outstanding during the period. Options and warrants outstanding to purchase shares of common stock at various prices per share at June 30, 1998 and 1997, were not included in the computation of diluted loss per share, as the effect would be antidilutive. For the loss at June 30, 1998 and 1997, the numerator in the computation was adjusted by deducting the preferred deemed dividend to arrive at the net loss allocable to common shareholders. Dividends on cumulative preferred stock are not material.

    (h) Advertising: Costs are expensed as incurred or prepaid until the advertisement is published, at which time the related costs are expensed.

    (i) Reporting on the Cost of Start-Up Activities: Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," ("SOP 98-5") issued by the Accounting Standards Executive Committee is effective for financial statements with fiscal years beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities should be expensed as incurred. At the time of adopting this SOP, the initial application should be reported as the cumulative effect of a change in accounting principles. At June 30, 1998, and December 31, 1997, the Company capitalized product introduction costs of $9,500 and $10,711, respectively. These costs are considered as start-up activities under SOP 98-5. The Company does not believe that the adoption of this SOP will have a material effect on its financial position, results of operations or cash flows.


NOTE 3 -- INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or market. Market-based valuations are based upon estimates and assumptions, and are generally limited to slow moving product offerings. Inventory consists of the following:

                                        June 30, 1998    December 31, 1997
                                        -------------    -----------------
   Finished goods                          $  383,770          $    30,188
   Packaging and raw material                 134,086              217,423
                                           ----------          -----------
                                           $  517,856          $   247,611
                                           ==========          ===========


NOTE 4 -- PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:

                                        June 30, 1998    December 31, 1997
                                        -------------    -----------------
   Deposits                                  $     -              $  1,100
   Product introduction costs                   9,500               10,711
   Insurance                                   66,032               36,377
   Consulting                                 246,909              108,080
   Other prepaids                              51,731              113,000
                                             --------             --------
     Total prepaid expenses and other
      current assets                         $374,172             $269,268
                                             ========             ========

NOTE 5 - ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                  June 30, 1998     December 31, 1997
                                  -------------     -----------------
   Accrued compensation                $154,179              $156,764
   Accrued commissions                   12,235                     -
   Accrued legal fees                         -                40,112
   Accrued consulting fees               69,467                 4,919
   Other accrued expenses                     -               140,642
                                       --------              --------

   Total accrued expenses              $235,881              $342,437
                                       ========              ========

NOTE 6 -- ACQUISITION OF SUBSIDIARY

     As of March 31, 1998, the Company acquired 100% of the outstanding stock of Global International Sourcing, Inc. (Global) for $25. The acquisition was accounted for as a purchase and the operations of Global are included herein commencing April 1, 1998. The assets and liabilities of Global were recorded at fair value and resulted in goodwill of $218,213. Had the Company consolidated its operating performance for the six months ended June 30, 1998, the results would have been as follows:

     Net Sales                                    $ 1,135,799
     Gross Profit                                     246,534
     Net Loss                                      (2,398,744)
     Net Loss Allocable to Common Shareholders     (2,841,752)
     Net Loss Per Share                                ($0.40)

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


NOTE 8 -- NOTES PAYABLE

     Bank
     ----
     On June 26, 1998, the Company's current lender, Coast Business Credit ("Bank") notified the Company that it would not renew the credit line when it expires on August 31, 1998. The Bank also agreed to eliminate from its collateral the inventory to be used for the Purchase Order Financing discussed below.

The Company is in negotiations with other lenders to replace Coast
Business Credit and believes it will do so at rates and terms similar to those of Coast Business Credit.

     Other
     -----
     In June 1998, the Company entered into purchase order financing agreements which provided the Company with $400,000 to purchase inventory. These advances bear interest at 15% per annum and are to be repaid from the proceeds of the related sales of the inventory if the inventory level falls below the amount of the financing. In addition, the lender received options to purchase 100,000 shares of the Company's common stock at $1.00 per share. The Company has pledged its inventory as collateral for these advances.



NOTE 9 - STOCKHOLDERS' EQUITY

     During the six month period ended June 30, 1998, the following stock transactions occurred, all of which were valued at fair market:

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

          The modified terms of the 1,701 total shares of 1997 Series A Preferred Stock outstanding would result in an issuance of 787,563 warrants to purchase shares of common stock. The value of these potential warrants issued is reflected as an original issued discount of $411,128 at the time of the transaction. This original issue discount is being treated as a deemed dividend that will be recognized at a rate of $68,521 per month through August 10, 1998.

     (g) The Company issued 40,000 shares of common stock at a value of $1.00 per share upon the exercise of an option granted to a consultant in exchange for future consulting services.

     (h) The Company issued 37,500 shares of common stock at a value of $1.004 per share upon the exercise of an option granted a previous employee as part of a litigation settlement.

     (i) The Company issued 339,500 shares of common stock at a value of $1.00 per share in June 1998 under an S-8 filing as payment for services rendered and to be rendered.

     (j) The Company issued 49,500 shares of common stock at a value of $.805 per share to various consultants and professional firms for previous services rendered.


NOTE 10  GOING CONCERN

     The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. Although the Company received proceeds from the Keebler arbitration in 1997 and has raised additional capital in 1998, it needs to raise additional capital and realize a satisfactory level of profitability from its current and future operations in order to remain a viable entity. The Company's auditors have included an explanatory paragraph in their report for the year ended December 31, 1997 indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty. The Company is attempting to raise additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.


NOTE 11 - LITIGATION

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

     On March 25, 1998, New Life and Barbara's purported to purchase from AFI's bankruptcy estate certain claims against Barbara's and New Life for $300,000. The purchased claims do not include any of the claims previously acquired by the Company. The Company has been advised by outside litigation counsel that evidence supports a claim for damages in excess of $3 million for the destruction of AFI's and Vitafort's business and intellectual property rights. The Company may be obligated to pay a portion of any recovery against New Life to AFI's bankruptcy estate and/or its creditors. The Company intends to pursue this litigation vigorously. There is no assurance given that the Company will receive any recovery.

          On October 9, 1996, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Eloy Louis Ellis vs. Vitafort, Inc., a Delaware Corporation; Mark Beychok and Does 1-50 inclusive." The complaint alleges Breach of Oral Contract, Breach of Written Contract, and other similar claims arising out of the consulting relationship that previously existed between the Company and Mr. Ellis. The Complaint seeks damages in an unspecified amount. The court dismissed the complaint against Mark Beychok without leave to amend. Mr. Ellis recently filed an amended complaint against the Company. The Company is defending the action vigorously and trial is imminent. In a related action, the Company filed a lawsuit against Ellis charging violations of Section 16(b) of the Securities Exchange Act of 1934 (short swing profits). Ellis sold stock in violation of that section and, therefore, the profits, estimated at $20,000, belong to the Company. In March 1998, the court ruled in favor of the Company in this matter and awarded $21,260. Ellis has appealed the ruling. On June 2, 1998 the parties resolved both the Ellis issues. Under the terms of the agreement, the settlement is treated as confidential and the public response has been agreed to as follows:
"The matter has been resolved."

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

Three Months and Six Months Ended June 30, 1998 and 1997
--------------------------------------------------------

Results of Operations:

     A significant portion of the Company's efforts in new product development culminated in the manufacture and shipment of two new product lines during the first half of 1998: Toast `N Jammers Low Fat Toaster Pastries and The Wizard of Oz brand marshmallows. The development of Juliette's Private Collection Low Fat Cookies was completed in the second quarter and, because consumer demand and overall retail cookie sales are relatively unaffected by the seasons, the timing of their introduction will not present serious obstacles to distribution over the remainder of 1998. Steady retail sales of Toast `N Jammers at Trader Joe's a trend setting retailer and marketing bellwether indicate that with wider distribution employing similar strategies, corresponding consumer acceptance will follow.

     At the end of the quarter, the majority of the inventory of marshmallow product was at the Mexican border undergoing inspection by both the Food and Drug Administration and the U. S. Customs Service. Both inspections are routine; however, this was the first significant shipment of marshmallows and thus the procedure and process took longer than anticipated. When the product finally was released and delivered to the Company's subcontracted public warehouse, there was not enough time to receive the goods, process the orders, and re-ship the product to the customers. Thus, revenue of $257,004 was recorded in July for the third quarter that would have been recorded in June were it not for the inspection delays encountered.

     From a marketing standpoint, the Company found that overcoming retailer resistance resulting from problems in the past with Vitafort Fudgets and Caketts previously reported remains an obstacle; however, recent orders for The Wizard of Oz marshmallows to some of those retailers point to a reconsideration of past resistance. These marshmallows have helped overcome lingering resistance by others to all of the Company's products. The Company is presently using acceptance by these retailers to help restore its former position in other markets, especially in its home state of California.

     From the standpoint of the Company's retailers, successful sell-through and restocking of the products are one way to re-establish the level of credibility the Company enjoyed prior to the manufacturing problem referred to above. The planned promotion of the re-release of The Wizard of Oz motion picture by Warner Bros. and the Company's tie-ins as an official licensee are an important element of the Fall marketing activities to support retail sales.

     The acquisition of Global International Sourcing proved fortuitous because Global handled the manufacturing arrangements that made "The Wizard of Oz" brand marshmallows a reality. The

Company plans to make full use of Global's sourcing skills in the future for rounding out the licensed products brands with the additional snack food products needed for continuity and category growth.

Net Revenues:

     For the three months ended June 30, 1998, net sales were $422,578 compared to $402,788 for the same period in 1997, an increase of $19,790 or approximately 4.9%. The loss of Fudgets and Caketts sales, which in the three months ended June 30, 1997 were $136,850, were not replaced by any other of the Company's other products. In May 1998, the Company discontinued the Caketts line of three products and two of the three Fudget products. The introduction of The Wizard of Oz(TM) marshmallows in this second quarter of 1998 generated sales of $92,736 for the three months ended June 30, 1998 compared to no sales for the same period in 1997. The Auburn Farms/Natures Warehouse product lines weakened somewhat in the quarter ended June 30, 1998 where sales were $220,802 compared to $265,867 for the same period in 1997. The loss of Auburn Farms sales reflects the Company's opinion that consumer tastes are shifting from the no fat products, which are usually associated with no taste, to reduced fat products which do provide the consumer with reasonably good taste. Most of the new products scheduled for introduction are either reduced fat or low fat. Global International Sourcing contributed $95,989 in sales during the three month period ended June 30, 1998.

     For the six months ended June 30, 1998, net sales were $749,994 compared to $1,175,107 for the same period in 1997, a decrease of $425,113. The loss of Fudgets and Caketts sales, which in the six months ended June 30, 1997 were $518,670, were not replaced by any other of the Company's other products. The Company introduced The Wizard of Oz marshmallows under its Avenue of the Stars(TM) brand in the month of June 1998 and recorded sales at the end of the quarter of $92,736. The Auburn Farms/Natures Warehouse product lines continued to weaken in the six months ended June 30, 1998 where sales were $430,048 compared to $656,220 for the same period in 1997. The loss of Auburn Farms sales reflects the Company's opinion that consumer tastes are shifting from the no fat products, which are usually associated with no taste, to reduced fat products which do provide the consumer with reasonably good taste. Most of the new products scheduled for introduction are either reduced fat or low fat.

Gross Profit:

     Gross profit increased from $68,448 or 17.0% for the three months ended June 30, 1997 to $123,415 or 30.6% for the three months ended June 30, 1998, an increase of $54,967. The increase reflects a shift in product mix for 1998 which should, as the year progresses, assist the Company in reaching the target margins.

     Gross profit decreased from $292,479 for the six months ended June 30, 1997 to $201,679 for the six months ended June 30, 1998, a decrease of $90,800. The decline is due to the low gross profit margins which are normally generated from Global.


Operating Expenses:

     Overall operating expenses for the three month period ended June 30, 1998 have decreased over the previous year period by $364,155 due to the decrease in legal expenses from the Keebler arbitration which occurred in May 1997.

     Overall operating expenses for the six month period ended June 30, 1998 have decreased over the previous year due to the reduction in legal fees in 1998 compared to 1997 offset by the selling expense increase due to the Global acquisition. The development and introduction of new products continues to offset the savings due to the reduction in general and administrative expenses.


Research and Development:

     Total expenses for product development in the quarter ended June 30, 1998 were $78,225 compared to $16,781 for the same period in 1997, an increase of $61,441. The majority of the increase in expenses was related to the employment of outside consultants to assist the staff in insuring development of new formulations and product design. In addition, these consultants were working with the Company's co-packers to maintain acceptable quality assurance and to insure that quality control measures are in place during the manufacturing process of the Company's products. The cost for the three months ended June 30, 1998 for outside consultants was $64,885 compared to $15,199 for the same period in 1997, an increase of $49,686.

     Total expenses for product development in the six months ended June 30, 1998 were $139,584 compared to $56,131 for the same period in 1997, an increase of $83,453. The majority of the increase in expenses was related to the employment of outside consultants to continue the effort in new product development, design and sourcing. The cost for the six months ended June 30, 1998 for staff and outside consultants was $134,899 compared to $53,621 for the same period in 1997, an increase of $81,278.


Sales and Marketing:

     Total sales and marketing expenses for the quarter ended June 30, 1998 were $477,247 compared to $359,430 for the three months ended June 30, 1997, an increase of $128,817. Global International Sourcing sales and marketing expenses for the quarter ended June 30, 1998 were $205,003, while Vitafort sales and marketing expenses were $283,244. Without the acquisition of Global, the overall sales and marketing expenses for the quarter would have been less than the previous year period by $76,186. The decrease in Vitafort expenses were primarily in sales promotion expenses, $31,176 and product introduction fees, $75,970, all of which are related to the decline in overall sales volume. These reductions were offset by the $62,162 increase in staffing costs to support the introduction of new products and the increase in customer service.

     Total sales and marketing expenses for the six months ended June 30, 1998 were $746,344 compared to $739,226 for the six months ended June 30, 1997, an increase of $7,118. Global International Sourcing sales and marketing expenses for the six months ended June 30, 1998 were $205,003, while Vitafort sales and marketing expenses were $541,341. The decrease in Vitafort expenses were primarily in the areas of sales promotion expenses, $79,199 and product introduction fees, $171,517 related to the decline in overall sales volume.


General and Administrative:

     For the quarter ended June 30, 1998, total general and administrative expenses were $750,240 compared to $1,304,656 for the same quarter ended June 30, 1997 a decrease of $554,416. Staff increases and related expenses increased by $48,634 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 due to the conversion of certain staff positions from temporary consulting classifications to permanent employees. The decrease is in the professional services, especially legal, where the expense level declined from $793,580 for the three months ended June 30, 1997 to $262,505 for the three months ended June 30, 1998, a decrease of $531,075.

     For the six months ended June 30, 1998, total general and administrative expenses were $1,473,731 compared to $1,890,887 for the same period in 1997, a decrease of $417,156. Staff increases and related expenses increased by $87,490 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997, as temporary positions in 1997 were converted to permanent positions in 1998. The professional expenses were reduced by $524,744 for the six months ended June 30, 1997 from $1,041,876 to $517,132 for the six months period ended June 30, 1998.


Other Income (Expense):

     The interest income continues to reflect the Company's investment of excess cash in short term investment instruments. As the amount of the total investment declines due to cash requirements, the amount of income will also decline.

     The other expense recognizes the effect of the lawsuit settled in the current quarter.

Liquidity and Capital Resources:
                                                             Six Months Ended
                                                                 June 30,
                                                            1998              1997
                                                        -----------      -----------
Net Cash Used for Operations                            $(2,163,533)     $(1,083,087)
Net Cash Used for Investing Activities                     (246,387)            (378)
Net Cash Provided by Financing Activities                   678,690        1,727,261
Working Capital (Deficit)                                   382,545        1,503,938

     The Company continues to expend resources in the product development area for the scheduled introduction of new products. The Company's financial condition continues to impair its ability to obtain credit terms with new co-packers. This will put additional pressure on the liquidity of the Company and may impede its ability to produce product. Although the Company believes the new products, which have higher gross profit margins, can allow the Company to reach an operating profit, there is no guarantee that the Company will be able to reach such revenue levels. Nor is there any assurance that the Company will be able to meet its future cash obligations without additional external funding and improved sales. Neither additional financing nor improved sales can be guaranteed to occur in the future.

     The Company has suffered recurring losses from operations as of June 30, 1998. Although the Company has raised additional capital, it has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion which indicates there is substantial doubt about the Company's ability to continue as a going concern. See "Note 10" to the consolidated financial statements for additional information. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to curtail operations.

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

     On March 25, 1998, New Life and Barbara's purported to purchase from AFI's bankruptcy estate certain claims against Barbara's and New Life for $300,000. The purchased claims do not include any of the claims previously acquired by the Company. The Company has been advised by outside litigation counsel that evidence supports a claim for damages in excess of $3 million for the destruction of AFI's and Vitafort's business and intellectual property rights. The Company may be obligated to pay a portion of any recovery against New Life to AFI's bankruptcy estate and/or its creditors. The Company intends to pursue this litigation vigorously. There is no assurance given that the Company will receive any recovery.

     On October 9, 1996, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Eloy Louis Ellis vs. Vitafort, Inc., a Delaware Corporation; Mark Beychok and Does 1-50 inclusive." The complaint alleges Breach of Oral Contract, Breach of Written Contract, and other similar claims arising out of the consulting relationship that previously existed between the Company and Mr. Ellis. The Complaint seeks damages in an unspecified amount. The court dismissed the complaint against Mark Beychok without leave to amend. Mr. Ellis recently filed an amended complaint against the Company. The Company is defending the action vigorously and trial is imminent. In a related action, the Company filed a lawsuit against Ellis charging violations of Section 16(b) of the Securities Exchange Act of 1934 (short swing profits). Ellis sold stock in violation of that section and, therefore, the profits, estimated at $20,000, belong to the Company. In March 1998, the court ruled in favor of the Company in this matter and awarded $21,260. Ellis has appealed the ruling. On June 2, 1998 the parties resolved both the Ellis issues. Under the terms of the agreement, the settlement is treated as confidential and the public response has been agreed to as follows:
"The matter has been resolved."

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



                      VITAFORT INTERNATIONAL CORPORATION
                      ----------------------------------
                                   (Company)



                               /s/ Mark Beychok
                               ----------------
                                 Mark Beychok
                            Chief Executive Officer


                              /s/ Jack B. Spencer
                              -------------------
                                Jack B. Spencer
                            Chief Operating Officer
                            Chief Financial Officer



                            Date:  August 17, 1998