Form 10QSB/A
period 1998-06-30
VITAFORT INTERNATIONAL CORP
filed 1998-08-18
CIK 857139

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

                      VITAFORT INTERNATIONAL CORPORATION

                                   CONTENTS


                        PART 1 -- FINANCIAL INFORMATION

________________________________________________________________________________

ITEM 1.   Consolidated Financial Statements:
          Balance Sheets -- June 30, 1998 (unaudited) and December 31, 1997.    3-4

          Statements of Operations --
          Three Month Periods Ended June 30, 1998 and 1997 (unaudited)......    5
          Six Month Periods Ended June 30, 1998 and 1997 (unaudited) .......    6

          Statement of Stockholders' Equity (Deficit) --
          Six Month Period Ended June 30, 1998 (unaudited)..................    7

          Statements of Cash Flows --
          Six Month Periods Ended June 30, 1998 and 1997 (unaudited)........    8

          Notes to the Financial Statements (unaudited).....................    9-14

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................   15-18


                           PART II  OTHER INFORMATION

________________________________________________________________________________

          Litigation........................................................   19

          Signature.........................................................   20

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
Commitments and contingencies (Notes 10 and 11)

Stockholders' equity
  Series A, 6% Cumulative Convertible Preferred Stock,
   $0.01 par value cumulative; 1,701 shares authorized,
   issued & outstanding, 1,701 and 750 shares,                                      17                   8
   liquidation preference of $1,701,000 and $750,000 (Note 9)
  Series B, 10% Cumulative Convertible Preferred Stock,
   $.01 par value; authorized 1l0,000 shares; issued and
   outstanding 1,000 shares, aggregate liquidation preference                       10                  10
   of $50,000
  Series C, Convertible Preferred Stock, $.01 par value;
   authorized 450 shares; issued and outstanding 50 shares,                          1                   1
   aggregate liquidation preference of $50,000

  Common stock, $.0001 par value; authorized 30,000,000
   shares; issued and outstanding  7,440,350 and 6,683,853                       8,939               8,863
   shares (Note 9)

  Additional paid-in-capital (Note 9)                                       24,800,058          23,152,312
  Accumulated deficit                                                      (23,609,571)        (20,883,197)
                                                                          ------------        ------------
    Total Stockholders' Equity                                               1,199,454           2,277,997
                                                                          ------------        ------------

                                                                          $  2,721,544        $  3,912,263
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
                                                             ===========              ============              ===========


     See accompanying notes to condensed consolidated financial statements

                VITAFORT INTERATIONAL CORPORTION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Six Months Ended
                                                                                    June 30,             June 30,
                                                                                      1998                 1997
                                                                                  -----------          -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
    Net loss                                                                      $(2,283,396)         $(2,470,199)
    Depreciation and amortization                                                     111,094               83,138
    Stock issued for services                                                         109,336                  -
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable, trade, net                                               308,274               46,160
        Inventories                                                                  (265,245)             120,452
        Prepaid expenses and other current assets                                      95,350               54,865
        Other assets                                                                   (1,475)                 -
       Increase (decrease) in:
        Accounts payable                                                             (130,912)             611,433
        Accrued expenses                                                             (106,558)            (128,936)
                                                                                  -----------          -----------
          Cash and cash equivalents used in operating activities                   (2,163,533)          (1,683,087)
                                                                                  -----------          -----------
Cash flows from investing activities:
  Purchase of equipment                                                               (22,510)                (378)
  Advances to related parties                                                         (13,954)                 -
  Advances to Global International                                                   (285,385)
  Cash acquired through acquisition of Global International Sourcing                   75,462                  -
                                                                                  -----------          -----------
         Cash and cash equivalents used in investing activities                      (246,387)                (378)
                                                                                  -----------          -----------

Cash flows from financing activities:
  Proceeds from issuance of stock                                                     499,000            1,542,444
  Proceeds from notes payable, short term                                             400,000              300,000
  Repayments of line of credit                                                         25,825             (115,183)
  Repayments of notes payable                                                        (246,135)                 -
                                                                                  -----------          -----------
         Cash and cash equivalents provided by financing activities                   678,690            1,727,261
                                                                                  -----------          -----------

Increase (decrease) in cash and cash equivalents                                   (1,731,230)              43,796
Cash and cash equivalents, beginning of period                                      2,199,036              188,867
                                                                                  -----------          -----------
Cash and cash equivalents, end of period                                          $   467,806          $   232,663
                                                                                  ===========          ===========

Supplemental  disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                                      $    97,906          $    45,000
    Income taxes                                                                  $     3,143                 -

Supplemental disclosure of non-cash operating, investing, and financial activities
    Stock issued for accounts payable                                             $   361,504          $   683,870
    Stock issued for prepaid consulting services                                  $   191,889                  -
    Stock issued for acquisition of marketing contract                            $    43,124                  -
    Acquisition of Global International Sourcing:
         Assets acquired, net of cash                                             $   535,786
         Liabilities assumed, including $522,328 due to Vitafort                  $   829,461

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

    (g) For the three and six months ended June 30, 1998 and 1997, basic and diluted loss per share have been compiled using the weighted average number of common shares outstanding during the period. Options and warrants outstanding to purchase shares of common stock at various prices per share at June 30, 1998 and 1997, were not included in the computation of diluted loss per share, as the effect would be antidilutive. For the loss at June 30, 1998 and 1997, the numerator in the computation was adjusted by deducting the preferred deemed preferred dividend to arrive at the net loss allocable to common shareholders. Dividends on cumulative preferred stock are not material.

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

Three Months and Six Months Ended June 30, 1998 and 1997
--------------------------------------------------------

Results of Operations:

     A significant portion of the Company's efforts in new product development culminated in the manufacture and shipment of two new product lines during the first half of 1998: Toast `N Jammers Low Fat Toaster Pastries and The Wizard of Oz brand marshmallows. The development of Juliette's Private Collection Low Fat Cookies was completed in the second quarter and, because consumer demand and overall retail cookie sales are relatively unaffected by the seasons, the timing of their introduction will not present serious obstacles to distribution over the remainder of 1998. Management is encouraged by the steady retail sales of Toast `N Jammers at Trader Joe's.

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

     Overcoming retailer resistance resulting from problems in the past with Vitafort Fudgets and Caketts previously reported remains an obstacle; however, recent orders for The Wizard of Oz marshmallows to some of those retailers point to a reconsideration of past resistance. Management hopes that these marshmallows will help overcome lingering resistance by others to all of the Company's products. The Company is presently using acceptance by these retailers to help restore its former position in other markets, especially in its home state of California.

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

     The acquisition of Global International Sourcing has to date proved fortuitous because Global handled the manufacturing arrangements for the "The Wizard of Oz" brand marshmallows. The

Company plans to make full use of Global's sourcing skills in the future for rounding out the licensed products brands with the additional snack food products needed for continuity and category growth.

Net Revenues:

     For the three months ended June 30, 1998, net sales were $403,158 compared to $402,788 for the same period in 1997, an increase of $370 or approximately
 .09%. The loss of Fudgets and Caketts sales, which in the three months ended June 30, 1997 were $136,850, were not replaced by any other of the Company's other products, but sales of these products were not sufficient to allow substantial overall sales growth. In May 1998, the Company discontinued the Caketts line of three products and two of the three Fudget products. The introduction of The Wizard of Oz(TM) marshmallows in this second quarter of 1998 generated sales of $92,736 for the three months ended June 30, 1998 compared to no sales for the same period in 1997. The Auburn Farms/Natures Warehouse product lines weakened somewhat in the quarter ended June 30, 1998 where sales were $214,433 compared to $265,867 for the same period in 1997. The loss of Auburn Farms sales reflects the Company's opinion that consumer tastes are shifting from the no fat products, which are usually associated with no taste, to reduced fat products which do provide the consumer with reasonably good taste. Most of the new products scheduled for introduction are either reduced fat or low fat. Global International Sourcing contributed $95,989 in sales during the three month period ended June 30, 1998.

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


Operating Expenses:

     Overall operating expenses for the three month period ended June 30, 1998 have decreased over the previous year period by $364,212 due to the decrease in legal expenses from the Keebler arbitration which occurred in May 1997.

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


Sales and Marketing:

     Total sales and marketing expenses for the quarter ended June 30, 1998 were $488,247 compared to $359,430 for the three months ended June 30, 1997, an increase of $128,817. Global International Sourcing sales and marketing expenses for the quarter ended June 30, 1998 were $205,003, while Vitafort sales and marketing expenses were $283,244. Without the acquisition of Global, the overall sales and marketing expenses for the quarter would have been less than the previous year period by $76,186. The decrease in Vitafort expenses were primarily in sales promotion expenses, $31,176 and product introduction fees, $75,970, all of which are related to the decline in overall sales volume. These reductions were offset by the $62,162 increase in staffing costs to support the introduction of new products and the increase in customer service.

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


General and Administrative:

     For the quarter ended June 30, 1998, total general and administrative expenses were $750,183 compared to $1,304,656 for the same quarter ended June 30, 1997 a decrease of $554,473. Staff increases and related expenses increased by $48,634 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 due to the conversion of certain staff positions from temporary consulting classifications to permanent employees. The decrease is in the professional services, especially legal, where the expense level declined from $793,580 for the three months ended June 30, 1997 to $262,505 for the three months ended June 30, 1998, a decrease of $531,075.

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

Liquidity and Capital Resources:
                                                             Six Months Ended
                                                                 June 30,
                                                            1998              1997
                                                        -----------      -----------
Net Cash Used for Operations                            $(2,163,533)     $(1,683,087)
Net Cash Used for Investing Activities                     (246,387)            (378)
Net Cash Provided by Financing Activities                   678,690        1,727,261
Working Capital (Deficit)                                   382,545        1,503,938

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