Form 10QSB
period 1998-09-30
VITAFORT INTERNATIONAL CORP
filed 1998-11-23
CIK 857139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1998


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

                    Yes:   X           No:
                          ---              ---

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on November 13, 1998, is 7,639,353.

                       VITAFORT INTERNATIONAL CORPORATION

                                    CONTENTS


                         PART 1  FINANCIAL INFORMATION

______________________________________________________________________________


ITEM 1.   Consolidated Financial Statements:

          Balance Sheets  September 30, 1998 (unaudited) and
          December 31, 1997.............................................  3-4

          Statements of Operations
          Three Month Periods Ended September 30, 1998 and 1997
          (unaudited)...................................................  5
          Nine Month Periods Ended September 30, 1998 and 1997
          (unaudited)...................................................  6

          Statement of Stockholders' Equity (Deficit)
          Nine Month Period Ended September 30, 1998 (unaudited)........  7

          Statements of Cash Flows
          Nine Month Periods Ended September 30, 1998 and 1997
          (unaudited)...................................................  8

          Notes to the Financial Statements (unaudited).................  9-15

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................... 16-20



                           PART II  OTHER INFORMATION

______________________________________________________________________________


          Litigation.................................................... 21-22

          Signature..................................................... 23

          VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
            As of September 30, 1998 and December 31, 1997

                                    ASSETS
                                    ------

                                                                         September 30,                         December 31,
                                                                           1998                                   1997
                                                                        -------------                         ------------
                                                                        (Unaudited)
Current assets
  Cash and cash equivalents                                              $   227,384                         $  2,199,036
  Accounts receivable, less allowance
    for doubtful accounts                                                    629,334                              412,289
  Inventories (Notes 3 and 8)                                                585,133                              247,611
  Notes receivable - related party                                           104,758                               10,000
  Prepaid expenses and other current assets (Note 4)                         322,247                              269,268
                                                                         -----------                         ------------
    Total Current Assets                                                   1,868,856                            3,138,204
                                                                         -----------                         ------------

Equipment
  Manufacturing equipment                                                    310,794                              290,912
  Furniture and equipment                                                    126,667                              105,160
  Computer equipment                                                         209,574                              193,571
                                                                         -----------                         ------------
                                                                             647,035                              589,643
  Less accumulated depreciation                                             (439,006)                            (347,493)
                                                                         -----------                         ------------
                                                                             208,029                              242,150
                                                                         -----------                         ------------
Other Assets
  Intangible assets, net of accumulated amortization
   of $144,103 and $73,163 (Notes 2 and 6)                                   602,173                              338,091
  Advances to Global International Sourcing (Note 6)                                                              193,818
  Other assets                                                                   875                                  -
                                                                         -----------                         ------------
    Total Other Assets                                                       603,048                              531,909
                                                                         -----------                         ------------
                                                                         $ 2,679,933                         $  3,912,263
                                                                         ===========                         ============

See accompanying notes to consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                As of September 30, 1998 and December 31, 1997

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                     September 30,       December 31,
                                                                          1998               1997
                                                                     --------------      -------------
                                                                       (Unaudited)
Current liabilities
  Notes payable - bank                                                $     97,119        $     60,757
  Notes payable - others (Note 8)                                          479,909             283,898
  Accounts payable                                                       1,238,172             909,315
  Accrued expenses (Note 5)                                                 58,249             342,437
  Current maturities of long-term debt                                           -              37,859
                                                                      ------------        ------------
    Total Current Liabilities                                            1,813,449           1,634,266
                                                                      ------------        ------------
Long-term debt                                                             548,352
Commitments and contingencies (Notes 10 and 11)

Stockholders' equity
  Series A, 6% Cumulative Convertible Preferred Stock,
   $0.01 par value cumulative; 1,701 shares authorized,
   issued & outstanding, 1,701 and 750 shares,                                  17                   8
   liquidation preference of $1,701,000 and $750,000 (Note 8)
  Series B, 10% Cumulative Convertible Preferred Stock,
   $.01 par value; authorized 110,000 shares; issued and
   outstanding 1,000 shares, aggregate liquidation preference                   10                  10
   of $50,000
  Series C, Convertible Preferred Stock, $.01 par value;
   authorized 450 shares; issued and outstanding 50 shares,                      1                   1
   aggregate liquidation preference of $50,000

  Common stock, $.0001 par value; authorized 30,000,000
   shares; issued and outstanding  7,639,353 and 6,683,853                   8,959               8,863
   shares (Note 9)

  Additional paid-in-capital (Note 9)                                   25,160,480          23,152,312
  Accumulated deficit                                                 $(24,851,335)        (20,883,197)
                                                                      ------------        ------------
    Total Stockholders' Equity                                             318,132           2,277,997
                                                                      ------------        ------------
                                                                      $  2,679,933        $  3,912,263
                                                                      ============        ============

          See accompanying notes to consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                  Three Months Ended
                                                                     September 30,
                                                                 1998           1997
                                                             -----------    -----------
Net revenues                                                 $   805,511    $   322,116

Cost of sales                                                    403,092        196,226
                                                             -----------    -----------
      Gross profit                                               402,419        125,890
                                                             -----------    -----------
Operating expenses
  Research and development                                       140,667        123,137
  Sales and marketing                                            621,708        257,016
  General and administrative                                     647,295          3,227
                                                             -----------    -----------
    Total operating expenses                                   1,409,671        383,380
                                                             -----------    -----------
    Loss from operations                                      (1,007,252)      (257,490)

Other income (expense)
  Litigation recovery, net of costs                                  -        4,886,947
  Other income (expense)                                             385         (3,409)
  Interest income                                                  2,834         47,742
  Interest expense                                               (51,296)       (53,585)
                                                             -----------    -----------
    Total other income (expense)                                 (48,077)     4,877,695
                                                             -----------    -----------
    (Loss) income before income tax expense                   (1,055,329)     4,620,205

State income tax expense                                             207              -
                                                             -----------    -----------
Net (loss) income                                             (1,055,536)     4,620,205
Deemed dividend to preferred shareholders (Note 9)              (279,250)
                                                             -----------
Net (loss) income allocable to common shareholders            (1,334,786)     4,620,205
                                                             ===========    ===========
(Loss) income per share                                      $     (0.18)   $      0.67
                                                             ===========    ===========
Weighted average number of common shares outstanding           7,547,094      6,868,277
                                                             ===========    ===========

          See accompanying notes to consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                               1998            1997
                                                                           -----------      -----------
Net revenues                                                               $ 1,555,505      $ 1,497,223

Cost of sales                                                                  951,407        1,078,854
                                                                           -----------      -----------

      Gross profit                                                             604,098          418,369
                                                                           -----------      -----------

Operating expenses
  Research and development                                                     280,251          179,268
  Sales and marketing                                                        1,368,052          996,242
  General and administrative                                                 2,121,026        1,894,114
                                                                           -----------      -----------
    Total operating expenses                                                 3,769,330        3,069,624
                                                                           -----------      -----------

    Loss from operations                                                    (3,165,232)      (2,651,255)

Other income (expense)
  Litigation recovery, net or costs                                                           4,886,947
  Other income (expense)                                                       (60,000)          19,710
  Interest income                                                               38,851           47,742
  Interest expense                                                            (149,202)        (153,138)
                                                                           -----------      -----------
    Total other income (expense)                                              (170,351)       4,801,261
                                                                           -----------      -----------

    (Loss) income before income tax expense                                 (3,335,583)       2,150,006

State income tax expense                                                         3,407               -
                                                                           -----------      -----------

Net (loss) income                                                           (3,338,990)       2,150,006
Deemed dividend to preferred shareholders (Note 9)                            (629,148)        (305,749)
                                                                           -----------      -----------
Net (loss) income allocable to common shareholders                          (3,968,138)       1,844,257
                                                                           ===========      ===========

(Loss) income per share                                                         ($0.55)     $      0.32
                                                                           ===========      ===========

Weighted average number of common shares outstanding                         7,178,791        5,762,985
                                                                           ===========      ===========



          See accompanying notes to consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Nine Months Ended September 30, 1998
                                  (Unaudited)

                                                          Series A
                                                         Cumulative           Series B           Series C
                                                         Convertible         Convertible        Convertible
                                                       Preferred Stock     Preferred Stock    Preferred Stock     Common Stock
                                                    -------------------- ------------------- ------------------ -------------------
                                                     Shares     Amount     Shares   Amount    Shares   Amount    Shares     Amount
                                                    --------- ---------- --------- --------- -------- --------- --------- ---------

Balance, January 1, 1998                                750        $8      1,000        $10       50       $1    6,683,853   $8,863

Series A Preferred issued in connection with
  a private placement, net of expenses                  500         5

Common stock isssued as settlement of contract
  disputes                                                                                                        115,000        12

Exercise of stock options                                                                                         239,500        24

Stock issued for acquisition of marketing contract                                                                 60,000         6

Stock issued for services                                                                                         541,000        54

Preferred stock dividends                               451         4

Net Loss
                                                    --------- ---------- --------- --------- -------- ---------  --------- ---------
Balance, September 30, 1998                           1,701       $17      1,000        $10       50       $1    7,639,353   $8,959




                                                    Additional
                                                     Paid-In         Accumulated
                                                     Capital           Deficit           Total
                                                   ------------      ------------      ----------
Balance, January 1, 1998                            $23,152,312      ($20,083,197)     $2,277,997

Series A Preferred issued in connection with
  a private placement, net of expenses                  498,995                           499,000

Common stock isssued as settlement of contract
  disputes                                               94,176                            94,188

Exercise of stock options                               213,634                           213,658

Stock issued for acquisition of marketing contract       43,118                            43,124

Stock issued for services                               529,101                           529,155

Preferred stock dividends                               629,144          (629,144)             -

Net Loss                                                               (3,338,990)     (3,338,990)
                                                   ------------      ------------      ----------
Balance, September 30, 1998                                          $(24,051,335)      $318,132)
                                                   ============      ============      ==========


         See accompanying notes to consolidated financial statements.

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                             1998           1997
                                                                          ----------     ----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
    Net (loss) income                                                      $(3,338,990)   $2,150,006
    Depreciation and amortization                                              136,207       124,708
    Allowance for doubtful accounts                                                          (12,250)
    Stock issued for services                                                  214,706            -
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable,                                                   105,500       (69,640)
        Inventories                                                           (332,522)       92,206
        Prepaid expenses and other current assets                               57,983        29,403
        Other assets                                                              (875)           -
       Increase (decrease) in:
        Accounts payable                                                       541,443        75,969
        Accrued expenses                                                      (284,188)     (180,781)
                                                                           -----------    ----------
          Cash and cash equivalents used in operating activities            (2,900,736)    2,209,621
                                                                           -----------    ----------
Cash flows from investing activities:
  Purchase of equipment                                                        (42,392)       (6,912)
  Advances to related parties                                                     (468)           -
  Advances to Global International                                            (285,385)           -
  Cash acquired through acquisition of Global International Sourcing            75,462            -
                                                                           -----------    ----------
         Cash and cash equivalents used in investing activities               (252,783)       (6,912)
                                                                           -----------    ----------
Cash flows from financing activities:
  Proceeds from issuance of stock                                              499,000     1,633,050
  Proceeds from notes payable, short term                                      948,352       150,000
  Proceeds of line of credit                                                    36,363            -
  Repayments of notes payable                                                 (301,848)     (576,683)
                                                                           -----------    ----------
         Cash and cash equivalents provided by financing activities          1,181,867     1,206,367
                                                                           -----------    ----------

Increase (decrease) in cash and cash equivalents                            (1,971,652)    3,409,076
Cash and cash equivalents, beginning of period                               2,199,036       188,867
                                                                           -----------    ----------
Cash and cash equivalents, end of period                                   $   227,384    $3,597,943
                                                                           ===========    ==========
Supplemental  disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                               $   149,202    $   45,000
    Income taxes                                                           $    (3,407)           -

Supplemental disclosure of non-cash operating, investing, and financial activities
    Stock issued for accounts payable                                      $   519,692    $  683,870
    Stock issued for prepaid consulting services                           $   102,602            -
    Stock issued for acquisition of marketing contract                     $    43,125            -
    Acquisition of Global International Sourcing:
         Assets acquired, net of cash                                      $   535,786
         Liabilities assumed, including $522,328 due to Vitafort           $   829,461

          See accompanying notes to consolidated financial statements

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

     (g) For the three and nine months ended September 30, 1998 and 1997, basic and diluted loss per share have been compiled using the weighted average number of common shares outstanding during the period. Options and warrants outstanding to purchase shares of common stock at various prices per share at September 30, 1998, were not included in the computation of diluted loss per share, as the effect would be antidilutive. For the loss at September 30, 1998, the numerator in the computation was adjusted by deducting the preferred deemed dividend to arrive at the net loss allocable to common shareholders. Dividends on cumulative preferred stock are not material.

     (h) Advertising: Costs are expensed as incurred or prepaid until the advertisement is published, at which time the related costs are expensed.

     (i) Reporting on the Cost of Start-Up Activities: Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," ("SOP 98-5") issued by the Accounting Standards Executive Committee is effective for financial statements with fiscal years beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities should be expensed as incurred. At the time of adopting this SOP, the initial application should be reported as the cumulative effect of a change in accounting principles. At September 30, 1998, and December 31, 1997, the Company capitalized product introduction costs of $37,250 and $10,711, respectively. These costs are considered as start-up activities under SOP 98-5. The Company does not believe that the adoption of this SOP will have a material effect on its financial position, results of operations or cash flows.


NOTE 3  INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or market. Market-based valuations are based upon estimates and assumptions, and are generally limited to slow moving product offerings. Inventory consists of the following:

                                                        September 30, 1998          December 31, 1997
                                                        ------------------          -----------------
   Finished goods                                            $329,927                    $ 30,188
   Packaging and raw material                                 255,206                     217,423
                                                             --------                    --------
                                                             $585,133                    $247,611
                                                             ========                    ========

NOTE 4  PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets consist of the following:

                                                        September 30, 1998          December 31, 1997
                                                        ------------------          -----------------
   Deposits                                                  $     -                     $  1,100
   Product introduction costs                                  37,250                      10,711
   Insurance                                                   66,250                      36,377
   Consulting                                                 200,747                     108,080
   Other prepaids                                              18,000                     113,000
                                                             --------                    --------
       Total prepaid expenses and other current assets       $322,247                    $269,268
                                                             ========                    ========

NOTE 5 - ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                        September 30, 1998          December 31, 1997
                                                        ------------------          -----------------
   Accrued compensation                                       $36,179                    $156,764
   Accrued legal fees                                               -                      40,112
   Accrued consulting fees                                          -                       4,919
   Other accrued expenses                                      22,070                     140,642
                                                              -------                    --------
   Total accrued expenses                                     $58,249                    $342,437
                                                              =======                    ========

NOTE 6  ACQUISITION OF SUBSIDIARY

     As of March 31, 1998, the Company acquired 100% of the outstanding stock of Global International Sourcing, Inc. (Global) for $25. The acquisition was accounted for as a purchase and the operations of Global are included herein commencing April 1, 1998. The assets and liabilities of Global were recorded at fair value and resulted in goodwill of $218,213. Had the Company consolidated its operating performance for the nine months ended September 30, 1998, the results would have been as follows:

     Net Sales                                         $ 1,941,310
     Gross Profit                                          648,953
     Net Loss                                           (3,454,369)
     Net Loss Allocable to Common Shareholders          (4,083,517)
     Net Loss Per Share                                     ($0.57)

     Global was formed in October 1997 and its financial position and results of operations are not material compared to the Company's financial position at December 31, 1997 or its results of operations for the year ended December 31, 1997.


NOTE 7  CONVERTIBLE DEBENTURE

     On August 24, 1998, the Company issued a convertible debenture due August 24, 2000 and received proceeds in the amount of $548,352. Interest is payable quarterly or at the time of conversion if such conversion is prior to a quarter end until the principal is paid in full or has been converted. Each payment shall be paid in cash or in common stock, at the Company's option. The holder of the debenture shall have the right 120 days following August 24, 1998, at its option, to convert it, plus any accrued interest, into shares of common stock at any time prior to the maturity date. The conversion rate shall be at 75% of the 5 day average closing bid price as reported for the 5 consecutive trading days immediately preceding the conversion date.

NOTE 8  NOTES PAYABLE

     Bank
     ----
     On June 26, 1998, the Company's current lender, Coast Business Credit ("Bank") notified the Company that it would not renew the credit line when it expired on August 31, 1998. The Bank also agreed to eliminate from its collateral the inventory to be used for the Purchase Order Financing discussed below.

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


NOTE 9 - STOCKHOLDERS' EQUITY

     During the nine month period ended September 30, 1998, the following stock transactions occurred, all of which were valued at fair market:

     (a) The Company issued 85,000 shares of common stock at a value of $1.00 per share as settlement for contract disputes previously recorded as a liability.

     (b) The Company issued 30,000 shares of common stock at a value of $.30625 per share as settlement of a contract dispute related to consulting services previously recorded as a liability.

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

     (g) The Company issued 40,000 shares of common stock at a value of $1.00 per share upon the exercise of an option granted to a consultant in exchange for consulting services.

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

     (k) The Company issued 47,000 shares of common stock at a value of $1.00 per share upon the exercise of an option granted to a consultant in exchange for future consulting services.

     (l) The Company issued 125,000 shares of common stock to officers at a value of $1.00 per share in payment of accrued bonuses.

     (m) The Company issued 20,000 shares of common stock at a value of $.94 per share to a consultant in payment of services rendered.

     (n) The Company issued 7,000 shares of common stock at a value of $.86 per share to a consultant in payment of services rendered.


NOTE 10  GOING CONCERN

     The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. The Company has continued to suffer recurring losses from operations through September 30, 1998. As of September 30, 1998, the Company has working capital of $55,407. The Company needs to raise additional capital and realize a satisfactory level of profitability from its current and future operations in order to remain a viable entity. The Company's auditors have included an explanatory paragraph in their report for the year ended December 31, 1997 indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty. The Company is attempting to raise additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

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

     On September 25, 1998, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Jonathan Neil & Associates, Inc., a California corporation vs. Vitafort International Corporation, a Delaware corporation and Does 1 through 50 inclusive." The complaint is for "Money for Goods and Services Sold and Delivered, Account Stated, and Open Book Account." The plaintiff is the assignor for Stone Container Corporation who are alleging the defendant is indebted in the amount of $29,476.96 plus interest and attorneys' fees. The Company is vigorously defending the suit.

     On September 29, 1998, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Kirtland & Packard LLP, a California Limited Liability Partnership vs. Vitafort, Inc., a Delaware Corporation; and Does 1-25 inclusive." The complaint alleges Breach of Contract, Fraud, Negligent Misrepresentation, Common Counts, Breach of Implied Covenant of Good Faith and Fair Dealing, Negligent Performance of Contract, and Declaratory Relief, arising out of a contract for legal services. The Complaint seeks damages in the amount of $85,000.00 plus interest and attorneys fees, and for
such other and further relief as the Court deems just and proper.   The Company
is vigorously defending the suit.

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

Three Months and Nine Months Ended September 30, 1998 and 1997
--------------------------------------------------------------

Results of Operations:

     A significant portion of the Company's efforts in new product development culminated in the manufacture and shipment of two new product lines during the first half of 1998: Toast `N Jammers Low Fat Toaster Pastries and The Wizard of Oz brand marshmallows. The development of Juliette's Private Collection Low Fat Cookies was completed in the second quarter and, because consumer demand and overall retail cookie sales are relatively unaffected by the seasons, the timing of their introduction will not present serious obstacles to distribution over the remainder of 1998. Management is encouraged by steady retail sales of Toast `N Jammers at Trader Joe's.

     At the end of the second quarter, the majority of the inventory of marshmallow product was at the Mexican border undergoing inspection by both the Food and Drug Administration and the U. S. Customs Service. Both inspections are routine; however, this was the first significant shipment of marshmallows and thus the procedure and process took longer than anticipated. When the product finally was released and delivered to the Company's subcontracted public warehouse, there was not enough time to receive the goods, process the orders, and re-ship the product to the customers. Thus, revenue of $257,004 was recorded in July for the third quarter that would have been recorded in June were it not for the inspection delays encountered.

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

Net Revenues:

     For the three months ended September 30, 1998, net sales were $805,511 compared to $322,116 for the same period in 1997, an increase of $483,395 or approximately 150%. As stated above, $257,004 of revenue was recorded in the third rather than the second quarter due to a customs inspection delay. Without this extraordinary event, revenue would have been $548,507, or an increase of $226,391 over the same period in the prior year. The loss of Fudgets and Caketts sales, which in the three months ended September 30, 1997 were $151,989, were not replaced by any other of the Company's other products, but sales of these products were not sufficient to allow substantial overall sales growth. In May 1998, the Company discontinued the Caketts line of three products and two of the three Fudget products. The introduction of The Wizard of Oz(TM) marshmallows in the second quarter of 1998 generated sales of $531,566 for the three months ended September 30, 1998 compared to no sales for the same period in 1997. The Auburn Farms/Natures Warehouse product lines weakened somewhat in the quarter ended September 30, 1998 where sales were $238,813 compared to $119,546 for the same period in 1997. Global International Sourcing contributed $108,004 in sales during the three month period ended September 30, 1998.

     For the nine months ended September 30, 1998, net sales were $1,555,505 compared to $1,497,223 for the same period in 1997, an increase of $58,282. The sales totals reflect a declining product mix with losses of Caketts and Fudget sales being offset by sales of marshmallows and Toast `N Jammers. The Company introduced The Wizard of Oz marshmallows under its Avenue of the Stars(TM) brand in the month of June 1998 and recorded sales at the end of the second quarter of $92,736. Sales of $624,334 were recorded in the third quarter. The Auburn Farms/Natures Warehouse product lines continued to weaken in the nine months ended September 30, 1998 where sales were $668,861 compared to $707,400 for the same period in 1997.

Gross Profit:

     Gross profit increased from $125,890 or 39% for the three months ended September 30, 1997 to $402,419 or 50% for the three months ended September 30, 1998, an increase of $276,529. The increase reflects a shift in product mix for 1998.

     Gross profit increased from $418,369 for the nine months ended September 30, 1997 to $604,098 for the nine months ended September 30, 1998, an increase of $185,729. The increase is due to sales of products with higher margins.

Operating Expenses:

     Overall operating expenses for the three month period ended September 30, 1998 have increased over the previous year period by $1,026,291 due to the rollout of new products offset by proceeds received from the Keebler settlement.

     Overall operating expenses for the nine month period ended September 30, 1998 have increased over the previous year by $699,706 due to the rollout of new products offset by proceeds received from the Keebler settlement.

Research and Development:

     Total expenses for product development in the quarter ended September 30, 1998 were $140,667 compared to $123,137 for the same period in 1997, an increase of $17,530. The majority of the increase in expenses was related to the employment of outside consultants to assist the staff in insuring development of new formulations and product design. In addition, these consultants were working with the Company's co-packers to maintain acceptable quality assurance and to insure that quality control measures are in place during the manufacturing process of the Company's products. The cost for the three months ended September 30, 1998 for outside consultants was $81,981 compared to $122,512 for the same period in 1997, a decrease of $40,531 because fewer consultants were used.

     Total expenses for product development in the nine months ended September 30, 1998 were $280,251 compared to $179,268 for the same period in 1997, an increase of $100,983. The majority of the increase in expenses was related to the employment of outside consultants to continue the effort in new product development, design and sourcing. The cost for the nine months ended September 30, 1998 for outside consultants was $163,252 compared to $146,883 for the same period in 1997, an increase of $16,369.

Sales and Marketing:

     Total sales and marketing expenses for the quarter ended September 30, 1998 were $621,708 compared to $257,016 for the three months ended September 30, 1997, an increase of $364,692. Global International Sourcing sales and marketing expenses for the quarter ended September 30, 1998 were $149,268, while Vitafort sales and marketing expenses were $472,440. Without the acquisition of Global, the overall sales and marketing expenses for the quarter would have been more than the previous year period by $215,424. The increase in Vitafort expenses were primarily in sales promotion expenses, $52,648 and product introduction fees, $29,776, all of which are related to increased sales efforts.

     Total sales and marketing expenses for the nine months ended September 30, 1998 were $1,368,052 compared to $996,242 for the nine months ended September 30, 1997, an increase of $371,810. Global International Sourcing sales and marketing expenses for the nine months ended September 30, 1998 were $354,271, while Vitafort sales and marketing expenses were $1,013,781. The increase in Vitafort expenses were primarily in the areas of sales promotion expenses, $96,406 and product introduction fees, $36,859 related to increased sales efforts.

General and Administrative:

     For the quarter ended September 30, 1998, total general and administrative expenses were $647,295 compared to $3,227 for the same quarter ended September 30, 1997 an increase of $644,068. The increase of $644,068 was caused by proceeds from the Keebler settlement which were received during the 3 months ended September 30, 1997 being offset to the general and administrative expenses for that period. Staff increases and related expenses increased by $149,019 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due to the conversion of certain staff positions from temporary consulting classifications to permanent employees. The decrease is in the professional services, especially legal, where the expense level declined from $333,775 for the three months ended September 30, 1997 to $307,219 for the three months ended September 30, 1998, a decrease of $26,556 which was accomplished principally through the resolution of certain legal proceedings.

     For the nine months ended September 30, 1998, total general and administrative expenses were $2,121,026 compared to $1,894,114 for the same period in 1997, an increase of $226,912. Staff increases and related expenses increased by $496,558 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, as temporary positions in 1997 were converted to permanent positions in 1998. The professional expenses were reduced by $675,278 for the nine months ended September 30, 1997 from $1,710,167 to $1,034,889 for the nine months period ended September 30, 1998.

Other Income (Expense):

     The interest income continues to reflect the Company's investment of excess cash in short term investment instruments. As the amount of the total investment declines due to cash requirements, the amount of income will also decline.

     The other expense recognizes the effect of the lawsuit settled in the current quarter.

Liquidity and Capital Resources:

                                                         Nine Months Ended
                                                           September  30,
                                                      1998               1997
                                               ------------------   ---------------
Net Cash Used for Operations                         $(2,938,595)      $(2,209,621)
Net Cash Used for Investing Activities               (   252,783)           (6,912)
Net Cash Provided by Financing Activities              1,219,726         1,206,367
Working Capital (Deficit)                                 55,407         3,409,076

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

     The Company has suffered recurring losses from operations as of September 30, 1998. Although the Company has raised additional capital, it has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion which indicates there is substantial doubt about the Company's ability to continue as a going concern. See "Note 10" to the consolidated financial statements for additional information. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to curtail operations.

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

     On September 25, 1998, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Jonathan Neil & Associates, Inc., a California corporation vs. Vitafort International Corporation, a Delaware corporation and Does 1 through 50 inclusive." The complaint is for "Money for Goods and Services Sold and Delivered, Account Stated, and Open Book Account." The plaintiff is the assignor for Stone Container Corporation who are alleging the defendant is indebted in the amount of $29,476.96 plus interest and attorneys' fees. The Company is vigorously defending the suit.

     On September 29, 1998, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Kirtland & Packard LLP, a California Limited Liability Partnership vs. Vitafort, Inc., a Delaware Corporation; and Does 1-25 inclusive." The complaint alleges Breach of Contract, Fraud, Negligent Misrepresentation, Common Counts, Breach of Implied Covenant of Good Faith and Fair Dealing, Negligent Performance of Contract, and Declaratory Relief, arising out of a contract for legal services. The Complaint seeks damages in the amount of $85,000.00 plus interest and attorneys fees, and for
such other and further relief as the Court deems just and proper.   The Company
is vigorously defending the suit.

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









                           Date:   November 20, 1998