Form 10KSB40
period 1998-12-31
VITAFORT INTERNATIONAL CORP
filed 1999-04-15
CIK 857139

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

  X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
-----  1934 (FEE REQUIRED)

       For the fiscal year ended December 31, 1998

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

                                (310) 552-6393
                              ------------------
               (Issuer's Telephone Number, Including Area Code)

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

                            Yes   X          No
                                 ----           -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this form 10-KSB.   [X]

State issuer's revenues for its most recent fiscal year:  $2,861,392.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on April 7, 1999 was $5,577,341.

The number of shares outstanding of the issuer's common stock as of April 7, 1999 was 12,669,460.

Transitional Small Business Disclosure Format (check one):    Yes       No  X
                                                                  ----     ----

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

     In the spring of 1994, Vitafort introduced its first branded product called Fudgets(TM), a single-serve fat free brownie with icing. Four flavors of Fudgets were marketed throughout 1994 and 1995. In the spring of 1995, the Company introduced double chocolate, cappuccino and peanut flavor Fudgets in a multi-pack of five individually wrapped 1.4 oz., packages. In the latter part of 1995, Vitafort signed a co-packing agreement with The Keebler Company ("Keebler") and began the marketing introduction of four flavors of fat free
cakes called Caketts(TM)   In the fourth quarter of 1995, as the Company was
completing the final stages of its financing, the Company put in place the distribution infrastructure that would support the roll out of these seven new flavors of Fudgets and Caketts. In addition, the Company began the manufacture of Fudgets at Michel's Bakery.

     During the second quarter of 1996, the Company made a strategic acquisition of the intangibles of Auburn Farms, a successful national food distributor. These intangibles included the right to market successful breakfast pastry, fig bars and healthy cookie products. During the same quarter, the Company experienced mold on Caketts made at Keebler and the Fudgets at Michel's Bakery.

     In 1996, Vitafort sought to promote the brands acquired from Auburn Farms both because they were historically successful and because its distribution network required good quality product. The quality problems experienced with product produced by Keebler made it imperative that Vitafort successfully introduce the Auburn Farms products to sustain its distribution network. Unfortunately, the Company's efforts to do so were impeded by the refusal of Auburn Farms' contract manufacturer (New Life Bakery) to produce that product pursuant to contract, and by the conduct of Barbara's Bakery. The Company believes that Barbara's and New Life entered into an illegal agreement whereby New Life illegally made the Auburn Farms' products for Barbara's and Barbara's misrepresented the source and origin of this product to distributors by falsely claiming exclusive distribution rights. The Company believes that Barbara's marketed the imitation products in a confusingly similar manner.

      During the third quarter of 1996, the Company shipped orders of Caketts and Fudgets produced by its new co-packer. However, complaints from retailers about mold on products produced by Keebler (Caketts) and Michel's (Fudgets) continued. By December the Company learned that the damage to the consumer acceptance of these brands caused by the defective product already shipped was greater than previously realized. As a result, fourth quarter sales were significantly adversely affected and costs relating to this problem were much greater than previously anticipated.

     By early 1998, it had become apparent that the severe damage done to both Caketts and Fudgets was irreversible and both lines would have to be discontinued. The acquisition of the Auburn Farms and Nature's Warehouse brands in 1996 did provide the sales team with products to sell and market in 1998. However, these brands had also been damaged due to the disruption of business created by Barbara's Bakery.

     The Company now believes that the conduct of Barbara's and New Life described above not only foreclosed it from successfully distributing the Auburn Farms product, but also caused Vitafort to suffer the loss of most of its distributor network. The Company believes that this network would have survived the mold problems with products produced at Keebler had Vitafort been able to offer a viable alternative, i.e., the Auburn Farms products, without the market confusion and apparently illegal sales by Barbara's of imitation products.

     The Company filed an arbitration proceeding against Keebler related to the mold and a lawsuit against Barbara's Bakery and New Life in federal court related to the unfair competition. In 1997, the Company was awarded and received approximately $6,750,000 from Keebler in that arbitration proceeding. These damages did not include lost profits and lost business opportunities related to the Auburn Farms products. The Auburn Farms case is set for a jury trial in May 2000. The Company expects that it will request an award of approximately $10 million in compensatory damages and significantly more in punitive and other damages. See Legal Proceedings for further discussion.

     The need for new products led the Company to the acquisition of Global
International Sourcing and the formation of Hollywood Partners in 1998.   The
mission of Hollywood Partners was to develop unique snacks that could utilize the brand equity of intellectual property rights of established licenses. Global's mission was to source new innovative products from around the world and negotiate favorable co-packing agreements for the Company. The first products sourced through Global were the Company's line of fruit flavor marshmallows, which the Company markets under "The Wizard of Oz" brand. This license was secured by Hollywood Partners through Warner Bros. and introduced at the All
Candy Expo in Chicago in late June.   In addition, Hollywood Partners has also
secured the rights for "The Wizard of Oz" brand for collectors tins filled with
both gummy candy and lollipops.   This product was introduced in the fourth
quarter at Wal-Mart, with a $425,000 purchase order.

     Throughout the year the sales team continued to re-build the infrastructure that would support the rollout of these products. New brokers were hired to represent the Company to retailers across the country. However, there was still considerable damage to repair, especially among the distributors that had handled both Auburn Farms and Vitafort products. Management decided to focus the resources of the sales team towards gaining distribution of marshmallows, which is a category that sells directly to the retailer, rather than through a distributor. This allowed for immediate distribution of "The Wizard of Oz" brand marshmallows into thousands of stores in the third and fourth quarter of 1998. These chains included; Vons, Bi-Lo, H.E. Butt, Albertsons, Winn Dixie, A&P, Super Fresh, Walbaums, Pamida, Fleming, Wakefern, Big Y and many others.

     Although management believes that the Company's products are unique and are superior in taste to competitively available products, the food industry is characterized by the continual development of new products employing various new technologies and processes. Additionally, the Company must overcome the negative goodwill associated with the defective products produced by its former co-packers. Accordingly, no assurance can be given that new products will not be developed and marketed, which are superior to the Company's products in taste, texture and feel and or that the Company's products will achieve or maintain reasonable levels of market acceptance..

MANUFACTURING & WAREHOUSING

     The Company manufacturers its products by entering into agreements ("co-packer agreements") with established food manufacturers ("co-packers"), who have the facilities, staff, quality assurance and process control programs for the production of their own products, as well as the Company's products. Co-packer relations are intended to enable the Company to secure the expertise of qualified food manufacturers with respect to the development, manufacture and packaging of the product. This arrangement achieves economies of scale in production and staffing requirements, while providing production flexibility to meet changes in product mix demand by customers that the Company could not achieve on its own. Additionally, the Company benefits from the production experience and expertise of these companies while avoiding the capital outlays, staffing requirements, quality control, legal process requirements and other manufacturing costs and delays that the Company would encounter were it to attempt to manufacture its products utilizing its own facility. However, there can be no assurance that co-packers will meet their obligations.

     Over the last eighteen months, the Company has worked diligently on establishing strong manufacturing relationships for its products. The most significant development in this initiative is the sourcing of product from Mexico. Global International Sourcing has established manufacturing relationships in Mexico to supply Hollywood Partners with all of the confection
products for "The Wizard of Oz" brand.   The Company is currently working with
leading suppliers of both tins, lollipops, gummy candy and marshmallows.

     The Company also has built a relationship over the last year with one of the leading suppliers of toaster pastries in the country. Currently this supplier is manufacturing Toast `N Jammers(TM) for the Company; however, they have also offered Vitafort the opportunity to market a low cost control label brand to compete in that marketplace. The Company also utilizes two regional bakers in California to manufacture cookies. This allows for minimal start-up cost, as the cookies are being test marketed. The Company is currently sourcing alternative bakeries in Mexico to lower costs and increase margins.

     The newest manufacturing agreement is with Haarmann & Reimer ("H&R"), a
wholly owned subsidiary of Bayer AG.   H&R will supply the Company with the bulk
ingredient for  Peanut Squeeze(TM), the newest product from the Company.    In
addition, H&R will continue to develop other products for Vitafort, working as the Research and Development arm of the Company.

     Vitafort's products are currently warehoused in two locations:   Laredo, TX
and Los Angeles, CA. With the addition of "Peanut Squeeze" to the mix, the logistic department is analyzing the feasibility of one centralized warehouse in
the central part of the United States.   This would provide for increased
customer service and reduced costs.

THE FOOD BROKER NETWORK

     The broker network, which is a key to establishing products in the marketplace, is currently positioned to initiate the objectives of the Company as its products are prepared for introduction. Vitafort's tier-one broker infrastructure consists of many of the prominent food brokers in the country who represent the Company throughout the southeast region and Texas. These brokers represent many of the leading food processors in the world, such as: Con Agra, Clorox, Ocean Spray, Hershey's, M&M Mars, along with hundreds of others.

THE RETAIL TRADE

          The Company's retail distribution strategy is to target the following classes of trade: Supermarkets, mass merchandisers, drug stores, warehouse clubs, convenience stores, natural food stores and military commissaries and exchanges. Due to the consolidation in the industry, it is extremely important to maintain strong relationships with the leading retailers. Over ninety percent of all products being purchased in club stores, drug chains and mass merchandisers are now controlled by eleven companies. The Company currently has broker representation at all eleven of these national accounts and is positioned to present Vitafort's products within ninety days of product launch date. The Company has already gained distribution at leading retailers across the country, such as: Wal-Mart, Sam's Club, A&P, Bruno's, Stop and Shop, Bi-Lo, Winn Dixie, Vons, Ralph's, Trader Joes, Smith's Food and Drug, Grand Union, Pamida, and others. In addition, the Company has shipped products to many of the leading
wholesalers, such as:   Fleming, Super Valu, Wakefern, Roundy's, Nash Finch,
Certified Grocers and others.

     During the year ended December 31, 1998, sales exceeding 10% of consolidated sales were made to Wal-Mart and A-1 International, Inc., a distributor. During the year ended December 31, 1997, sales exceeding 10% of consolidated sales were made to A-1 International, Inc.

MARKETING

     Over the past year the management of the Company has changed the marketing direction of the company due to changing consumer trends. In 1996, when Vitafort introduced the first line of extended shelf life fat free cakes called Caketts, the growth in the fat free category was over 30% and consumer trends had companies introducing healthy snacks at an alarming rate. Obviously, with all these new entrants into the market, many of which tasted terrible, consumers became disenchanted and the category began to shrink. Fat free became synonymous with bad taste.

     Taste is king and consumers will no longer sacrifice taste to eat healthy. The new marketing direction of the Company focuses on taste first and everything else second. All of the Company's healthy products are now either low fat or reduced fat, rather than fat free. In addition, the packaging addresses the fat content on the front panel with more of a subtle approach.

     Management also identified an opportunity to take advantage of a void in the food industry. Over 100 billion dollars of licensed products are sold worldwide and yet very few food products are sold through the use of licenses. Many companies will utilize blockbuster licenses, such as Godzilla or Babe, to promote their brands during the movie release or video release. However, most companies do not promote these licensed products for more than a few months. Management feels there is a tremendous opportunity to marry these licenses to a good product and build a brand. "Flintstone's Childrens Vitamins" is an excellent example of a license that has become a brand leader in the category. The marketing plan of Hollywood Partners is to establish "The Wizard of Oz" marshmallows as the leading brand in the marshmallow category. This can be accomplished by providing unique superior tasting products, high impact packaging and strong promotional support from Warner Bros. Management feels it has these ingredients in place and is positioned to take advantage of this opportunity.

     Hollywood Partners is also evaluating additional licenses in 1999 and will be making those decisions in the upcoming year.


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

     The Company has developed several proprietary formulations for its products. While these formulations may or may not be protected under the U.S. Patent laws, they may have value inasmuch as they provide Vitafort with its unique competitive edge. The Company has established brands within certain market niches of major product categories. The Company's trademarks and licenses are detailed below:


Trademarks &
Licenses                                   Description and Status
Vitafort                  This is an actively marketed mark and used on all Company material; however, quality problems encountered in 1996 have impaired the value of this mark.

Auburn Farms              Trade name acquired in May 1996 with existing presence in the natural foods class of trade.  However, confusion caused over competition has impaired the mark.

Natures Warehouse         Trade name acquired in May 1996 with existing presence in the natural food class
                          of trade.   However, confusion caused over competition has impaired the mark.

Toast `N Jammers          A repositioned brand name with specialty grocery and natural food presence.
                          However, confusion caused over competition has impaired the mark.

Jammers                   One of the all-natural fat free cookie brands in natural food class of trade.
                          However, confusion caused over competition has impaired the mark.

7-Grainers                One of the all-natural brands in natural food class of trade.

Pastry Poppers            A repositioned brand name with specialty grocery and natural food presence.
                          However, confusion caused over competition has impaired the mark.

Avenue of the Stars       Trade name used for all Hollywood Partners licensed products.

Juliette's Private        The trade name used for both low fat cookies and low fat chocolate truffles.
Collection

Caketts                   This product once occupied significant shelf space in supermarkets throughout the country.  Quality problems associated with this productappear to have substantially diminished the value of this mark.  The Company ceased marketing
                          Caketts in May 1998.

Fudgets                   This was one of the key food products with distribution in a number of supermarkets throughout the U.S.  Quality problems encountered in 1996 have severely limited the realization of this mark.  The Company discontinued all
                          SKU's in 1998.
"The Wizard of Oz"
Marshmallows              The licensed marshmallow brand currently being marketed throughout the retail trade.  Currently on the shelf of thousands of grocery stores across the country.

"The Wizard of Oz"        The licensed brand currently being marketed to retailers across the country.  The
Lollipops & Gummy         initial distribution went to Wal-Mart late in 1998.
Collectors Tins

"Jurassic Park: The       The Company's first licensed product introduced in late 1997.
 Lost World" Popcorn &
 Pretzels

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


RESEARCH AND DEVELOPMENT

     The Company has modified its research and development strategies from prior years. In the past, the Company retained highly trained technical support professionals to independently develop formulations and work with contract manufacturers to bring the products to market readiness. The strategy moving forward in 1999 and beyond is to work with manufacturers from the outset and utilize their internal research and technical staff to develop new products. In addition, the Company will also work closely with ingredient suppliers such as Haarmann & Reimer to develop new innovative products, especially in the nutraceutical category. This strategy will reduce research and development costs in the future and allow the Company to focus its resources on the sales and marketing of new products. Research and development expenses were $362,770 in 1998 and $337,806 in 1997.


COMPETITION

     The Company is engaged in the highly competitive health food marketplace. There are numerous companies with financial and business resources far greater than Vitafort's who are currently marketing competitive products. The Company seeks to compete based on the unique taste, texture and quality of its products and by obtaining recognition for its trademarks and licenses.

     The Vitafort brands compete within different categories and with different products depending upon the class of trade and placement within retail outlets. The chart below details the Company's product lines and identifies the competitors within the classes of trade.


VITAFORT BRAND             CLASS OF TRADE            PRINCIPAL COMPETITION               MARKET NICHE
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Juliette's Private        Natural foods and         There is no known direct     Appeal to those consumers who
    Collection            grocery stores.           competition for boxed low    are not willing to sacrifice
Chocolate Truffles                                  fat chocolate cream          the taste of real chocolates,
                                                    candies.                     but demand a nutritional
                                                                                 profile that provides lower
                                                                                 fat than traditional
                                                                                 chocolates.
---------------------------------------------------------------------------------------------------------------
Juliette's Private        Natural foods and         Westbrae,                    Appeal to consumers who want
   Collection             grocery stores.           Pepperidge Farms,            a premium cookie with great
Super Premium Cookies                               Barbara's,                   taste and just the right
                                                    Pamela's                     amount of fat to ensure great
                                                                                 taste.
---------------------------------------------------------------------------------------------------------------
Toast `N Jammers Low      Natural food stores,      Health Valley Healthy        Toast `N Jammers may have a
 Fat Toaster Pastries     grocery stores and        Tarts, and Natures'          competitive edge in taste and
                          club stores.              Choice Toaster Pastries      all natural ingredients, but
                                                                                 has been injured by unfair
                                                                                 competition.
---------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------
Pastry Poppers            Natural food stores,      Health Valley Healthy        Toast `N Jammers may have a
Full Fat Toaster          grocery stores and        Tarts, and Natures'          competitive edge in taste and
Pastries                  club stores.              Choice Toaster Pastries      all natural ingredients, but
                                                                                 has been injured by unfair
                                                                                 competition.
---------------------------------------------------------------------------------------------------------------
Jammers Fat Free          Natural foods and         Health Valley Cookies,       The brand has been injured by
 Cookies and Brownies     grocery stores.           Westbrae Cookies, Heaven     unfair competition.
                                                    Scent Cookies, Barbara's
                                                    Cookies, Pamela's
                                                    Cookies, Frookies Cookies
                                                    & Brownies, Greenfield's
                                                    Brownies
---------------------------------------------------------------------------------------------------------------
The Wizard of Oz          Grocery, mass             None flavored                Flavored marshmallow snack to
Marshmallows              merchants, club and                                    be used as an ingredient or
                          discount drug stores                                   everyday snack.
---------------------------------------------------------------------------------------------------------------
The Wizard of Oz          Grocery, mass             Exclusive license, other     Presenting for sales in the
Gummy Candies             merchants, club and       candy tins available         3rd and 4th quarter tied to
                          discount drug stores      during the holidays.         Fall video release and 60th
                                                                                 anniversary.
---------------------------------------------------------------------------------------------------------------
The Wizard of Oz          Grocery, mass             Exclusive license, other     Presenting for sales in the
Lollipops                 merchants, club and       candy tins available         3rd and 4th quarter tied to
                          discount drug stores      during the holidays.         Fall video release and 60th
                                                                                 anniversary
---------------------------------------------------------------------------------------------------------------


ENVIRONMENTAL REGULATION AND SEASONALITY

     Management believes that the costs associated with compliance with environmental regulations do not at this time impose a significant burden upon the Company's operations. Any change in that burden, however, could adversely impact the Company. Management does not believe that the Company's business is seasonal to any significant extent.


EMPLOYEES

     As of April 7, 1999, the Company had 10 employees of whom 3 were executive officers, 1 was engaged in sales and marketing, and 6 were clerical and administrative.


ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's principal executive office consists of 3,921 rentable square feet located at 1800 Avenue of the Stars, Los Angeles, California, which is leased pursuant to a three-year lease which expired August 31, 1997. The base rent under said lease was $69,000 for the first year of the term; $72,000 for the second year of the term; and, $75,000 for the third year of the term. The Company is now leasing the same space on a month-to-month basis at a rate of $7,250 per month and believes that it could find adequate space at similar cost were it required to do so. The Company believes its current facilities are suitable for its needs.

ITEM 3.   LEGAL PROCEEDINGS

     In December 1994, Lloyd Gauntt, who invested an aggregate of $75,000 in certain of the Company's private placements, initiated an action in Superior Court, Orange County, California against his stockbroker, two national brokerage firms, several companies in which he had invested, and, certain of those companies' officers. Included among the defendants were the Company and its then Chief Executive Officer, Steve Westlund. The complaint seeks damages in an unspecified amount in excess of $500,000 and punitive damages in an unspecified amount in excess of $5,000,000. The Court has dismissed the class action claims as to the Company and granted a motion that the claims against the brokerage
firms and associated persons must be submitted to arbitration.   The plaintiff
has appealed that ruling. The Company denies any liability to the plaintiff and intends to vigorously defend this action. The Company notes that the plaintiff sold a portion of the securities he purchased from the Company, realizing a profit; that the balance of the securities became salable under Rule 144; and that, if sold, the plaintiff's losses on the Company's securities might be as little as $15,000.

     In connection with the acquisition of assets of Auburn Farms, Inc., ("AFI") in 1996, the Company acquired the intellectual property and certain claims of AFI. In May 1996 the Company filed an action in federal court alleging Lanham Act violations, misappropriation of trade secrets, unfair competition, conspiracy and related claims arising out of New Life and Barbara's misappropriation of Auburn Farms' principal products against AFI's co-packer New Life and a competitor Barbara's Bakery. The Lawsuit was filed in the United States District Court for the Eastern District of California which is scheduled for trial in May 2000. Vitafort is seeking in excess of $10 million in damages based on claims of unfair competition, breach of contract, fraud among other claims. These claims arise from New Life's abrupt termination of production for Auburn Farms and its alleged conspiracy with Barbara's Bakery to make and distribute to natural food stores and other retailers products to which Auburn Farms (and Vitafort as successor) had contractual rights to distribute exclusively. It is also based on Barbara's Bakery's representations to brokers, distributors and consumers that it had the right to distribute these same food products. The defendants have filed counterclaims against Vitafort and its Chief Executive Officer seeking $5 million in damages.

     On March 25, 1998, New Life and Barbara's purported to purchase from AFI's bankruptcy estate certain claims against Barbara's and New Life for $300,000. The purchased claims do not include any of the claims previously acquired by the Company. In a subsequent transaction, Vitafort acquired Sacramento Commercial Bank's interest in the litigation proceeds. The Company has been advised by outside litigation counsel that evidence produced in discovery may support a request for punitive damages. The Company may be obligated to pay a portion of any recovery to the Company against New Life to AFI's bankruptcy estate and/or its creditors. The Company intends to pursue this litigation vigorously. There is no assurance given that the Company will receive any recovery. Vitafort believes that it distributor of the Auburn Farms products was substantially injured by unfair competition from Barbara's Bakery and New Life.

     On September 29, 1998, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Kirtland & Packard LLP, a California Limited Liability Partnership vs. Vitafort, Inc., a Delaware Corporation; and Does 1-25 inclusive." The complaint alleges Breach of Contract, Fraud, Negligent Misrepresentation, Common Counts, Breach of Implied Covenant of Good Faith and Fair Dealing, Negligent Performance of Contract, and Declaratory Relief, arising out of a contract for legal services. The Complaint seeks damages in the amount of $85,000 plus interest and attorneys fees, and for such
other and further relief as the Court deems just and proper.   The Company is
vigorously defending the suit.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during 1998.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, redeemable warrants (each of which entitles the holder to purchase one-twentieth of one share of common stock at a price of $2.375 or $47.50 per share through the close of business on October 31, 1997, or an earlier redemption date) and units (each of which is comprised of three shares pre-reverse split and .15 shares post reverse split of common stock and two redeemable warrants) traded on the National Association of Securities Dealers, Inc., Automatic Quotation System ("NASDAQ") from December 19, 1989, the effective date of the Company's Registration Statement on Form S-18, until August 27, 1992. At that time, the Company fell below the net asset requirement for continued listing and was subsequently disqualified. Since such date, the Company's securities have traded on the Electronic Bulletin Board maintained by NASDAQ. Prior to December 19, 1989, there was no market for the Company's securities. The table below sets forth the high and low closing bid prices for the common stock, redeemable warrants and units during the period January 1, 1996 to December 31, 1998, as reported on the Electronic Bulletin Board; and, as adjusted to take into effect a one-for-twenty reverse stock split effected on
October 4, 1996.    The Company's redeemable warrants expired on October 31,
1998 and there were no quotations for the warrants or units after such date.
The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions:


Period                   Common Stock           Warrants               Units
                        High       Low       High       Low       High       Low

1st Quarter 1996       $14.063    $5.938    $ 0.050     $0.010    $1.625    $0.250

2nd Quarter 1996       $ 7.188    $4.688    $ 0.010     $0.010    $1.000    $1.000

3rd Quarter 1996       $ 6.250    $2.813    $ 0.010     $0.010    $1.000    $0.500

4th Quarter 1996       $ 4.063    $0.875    $ 0.010     $0.010    $0.500    $0.500

1st Quarter 1997       $ 2.297    $0.875    $ 0.010     $0.010    $0.500    $0.500

2nd Quarter 1997       $ 1.625    $0.625    $ 0.010     $0.010    $0.500    $0.500

3rd Quarter 1997       $ 1.844    $0.813    $ 0.010     $0.010    $0.500    $0.500

4th Quarter 1997       $ 1.750    $0.750    $ 0.010          *    $0.500    $0.500

1st Quarter 1998       $ 1.468    $0.687    $ 0.010          *    $0.500    $0.500

2nd Quarter 1998       $ 1.437    $0.828    $ 0.010          *    $0.500    $0.500

3rd Quarter 1998       $ 1.000    $0.250    $ 0.010          *    $0.500    $0.500

4th Quarter 1998       $ 0.250    $0.080    $ 0.000**        *        **        **

*    Less than $ 0.010

**   The Company's redeemable warrants expired on October 31, 1998 and there were no quotations for the warrants after such date. There were no quotations for the units in the fourth quarter of 1998.

     The above amounts have been retroactively adjusted for a 1 for 20 reverse stock split, which occurred on October 4, 1996.

     On April 7, 1999, the closing bid price for the common stock, as reported by the Over The Counter Electronic Bulletin Board, was $0.48.

     At the close of business on April 7, 1999, there were approximately 483 holders of record of the common stock.

     The Company has not paid any dividends on the common stock since inception and intends to retain any future earnings for the development of its business. Future dividends on the common stock, if any, will be dependent upon the Company's earnings, financial condition, the dividend priority of any preferred shares and other relevant factors as determined by its Board of Directors.

     No dividends were paid on Series B Convertible Preferred Stock during 1997 or 1998. Cumulative unpaid dividends on the Series B Convertible Preferred Stock as of December 31, 1998 totaled $30,000. During August 1996, the holder of 500 of the then 1,500 issued and outstanding shares of Series B Convertible Preferred Stock converted his shares and all accrued dividends thereon into 2,500 shares of Common Stock (as adjusted for the reverse stock split effected in October 1996). The conversion of the Series B Preferred Shares was in accordance with the formula set forth in the Certificate of Designation for such security and the accrued dividends were converted at the market price for the Common Stock at the date of the conversion. In March 1996, the 672.5 shares of Series D Convertible Preferred Stock and all accrued dividends thereon were converted to Common Stock at $.375 per share ($7.50 as adjusted for the reverse stock split). All unpaid dividends on the preferred stock must be paid before dividends can be paid on the Common Stock.



ITEM 6.   MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

  Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private
                   Securities Litigation Reform Act of 1995.

Except for historical facts, all matters discussed in this prospectus, which are forward looking, involve a high degree of risk and uncertainty. Potential risks and uncertainties include, but are not limited to, competitive pressures from other food companies and within the grocery industry, the impact of quality problems experienced in 1996, difficulties encountered with the acquisition of Auburn Farms and Nature's Warehouse brands in 1996, the lack of adequate capital to fund continuing operations, economic conditions in the Company's primary markets and other uncertainties detailed from time-to-time in the Company's Securities and Exchange Commission filings.

YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------

RESULTS OF OPERATIONS

     The past year has seen many exciting developments from Vitafort. Hollywood Partners, the Company's wholly owned subsidiary formed in late 1997, agreed to terms with Warner Bros. for the licensing rights to "The Wizard of Oz" for marshmallows, gummy candy, lollipops and collectors tins. The Company continued the development of "Peanut Squeeze," the first product in the category to be dispensed from a squeeze bottle. The Company's manufacturing partner in this
endeavor is Haarmann & Reimer, a wholly owned subsidiary of Bayer AG.   The
direct distribution infrastructure has been improved dramatically from 1997, as new tier-one brokers have been appointed to represent the Company's products throughout the country. However, the most encouraging news of the year was the
actual orders shipped to leading retailers such as:   Wal-Mart, Sam's Club,
Vons, Albertsons, Winn-Dixie, A&P and others.   Management has focused
throughout the year on establishing goodwill in the marketplace and the shipment of new products in 1998 to retailers across the country certainly helped validate the success of these efforts. Another important development this past year was the acquisition of Global International Sourcing, Inc. ("Global"). Global would be responsible for product sourcing and development. This would allow the balance of the management team to focus on the sales and marketing of these new products.

     After discontinuing both Fudgets and Caketts, the two brands that had provided the majority of the Company's sales over the prior two years, it became apparent that the first half of 1998 would be one of product development. Significant losses were incurred during this period, but three product lines were being prepared for launch in the second half of 1998 and the first half of 1999. The first rollout, "The Wizard of Oz" marshmallows shipped initial orders in late June. These fruit flavored marshmallows were the top selling product line of the Company in 1998 and hold great promise in 1999, as Hollywood Partners looks to add white marshmallows to the mix. In the fourth quarter, Wal-Mart placed a $425,000 purchase order for "The Wizard of Oz" gummy candy and lollipop collectors tins. These tins are being presented for distribution in the third and fourth quarter of 1999. The Company test marketed "Juliette's Private Collection" cookies in the fourth quarter and looks to roll out additional distribution in 1999.

     The most significant product development of the year was the final stages of the development process for "Peanut Squeeze," the Company's entree into the peanut butter section. Management feels that this product launch has a tremendous opportunity to gain market share in this one billion-dollar category. "Peanut Squeeze" will be introduced in the second quarter of 1999 at the FMI trade show in Chicago. Buckley/Friedman, a leading advertising agency, will handle the advertising, public relations and packaging design for the product. They will also assist management in the overall marketing direction of the product launch. Buckley Friedman established themselves as a leader in the field by initiating the marketing direction of Balance Bar that lead to sales increases from 1.5 million to 80 million units.

     The manufacturing and product development aspects of the Company have been greatly improved over the past year with the relationships established in Mexico. These manufacturers have provided the Company with innovative great tasting products that have resulted in new distribution and strong margins. Haarmann & Reimer will also play a significant role in the upcoming year as "Peanut Squeeze" is introduced and additional new items are developed. The Company will continue to source additional suppliers and products from around the world in the upcoming year to increase quality, lower costs and increase revenue. However, management feels the immediate opportunities in the marshmallow and peanut butter categories should provide the momentum needed to achieve critical mass.


NET SALES

     In 1998 the net sales of the Company were $2,861,392 compared to $1,995,317 in 1997. This increase of 43.4% was primarily due to the new product introductions of "The Wizard of Oz" brands products in the second half of 1998. "The Wizard of Oz" marshmallow line accounted for $1,320,624 and the "The Wizard of Oz" collectors tins accounted for $422,275. Toast `N Jammers sales were $773,920 in 1998, an increase of 12.1% over the prior year. Caketts and Fudgets combined for 1997 revenues of $754,408, but, both brands were both discontinued in 1998 due to the recurring quality control problems of the past and the damage done to both brands.


GROSS PROFIT

     Gross profit in 1998 was $985,073 or 34.4% of sales, compared to a gross profit of $98,907 in 1997 or 5.0% of sales. This increase of $886,166 was due to two significant factors. The gross profit margin of the new "The Wizard of Oz" brand products manufactured in Mexico provides a higher profit margin than the product mix from 1997 and the returns and allowances caused by the quality control problems associated with Keebler's manufacturing were greatly reduced from 1997 to 1998.


OPERATING EXPENSES

Research and Development

     In 1998, product development expenses were $276,755 compared to $337,806 in 1997, a reduction of $61,051, or 17.1%. This decrease was due in part to the Company's emphasis on relying on co-packers and ingredient suppliers to share in the cost of product development. This practice creates synergistic partnerships with co-packers and allows the Company to focus its resources on sales and marketing. Management believes this trend will continue as the Company's relationship with Haarmann & Reimer and other manufacturers continues to expand in 1999.

Sales and Marketing

     The Company experienced an increase in sales and marketing expenses from $1,239,460 in 1997 to $2,035,125 in 1998. Part of this 64.2% increase was due to the additional sales and marketing costs associated with the acquisition of Global International in 1998, which accounted for $526,706 of the total cost. Additional cost variances included the commission and royalties paid to Warner Bros. for the licensing rights to "The Wizard of Oz" and the broker commission for selling these products. These licensing and commission expenses were $132,299 in 1998, a significant increase over 1997. There was also a 43% increase in promotional expenses from $116,393 in 1997 to $184,792 in 1998; this was due primarily to the off-invoice promotions of "The Wizard of Oz" marshmallows.


General and Administrative

     General and Administrative costs in 1997 were $2,672,946, compared to costs in 1998 of $2,871,888. This 7.4% increase was partly due to the Global acquisition which accounted for $195,398 of the increase. The costs associated with Global should be greatly decreased in 1999, with the satellite office being closed and the consolidation of resources in the Company. Provision for uncollectable accounts increased in 1998 from $48,628 to $152,883 in 1999. Consulting and professional services decreased from $627,654 in 1997 to $424,459 in 1998.


INCOME TAXES

    As of December 31, 1998, the Company had unused Federal and California net operating loss carryforwards of approximately $__________ and $__________, respectively, available to offset future Federal taxable income and future California taxable income. The unused net operating loss and credit carryforwards expire in various amounts through the year 2012. In contrast to Federal net operating losses, only 50% of the California net operating losses incurred subsequent to December 31, 1986 may be carried forward. The California net operating losses will expire in various amounts through the year 2002.

    Net deferred tax assets of approximately resulting from net operating losses have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

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

INTEREST INCOME AND EXPENSE

     Interest income was $38,894 in 1998 and $78,070 in 1997. The proceeds from the Keebler arbitration have been invested in short term government securities which do not carry high interest rates, but are almost risk free. These proceeds have beenused to fund the Company's operations in 1998.

     Interest expense was $233,179 in 1998 compared to $214,690 in 1997. In 1998, the amount of $148,035 was paid to Coast Business Bank as per the lending agreement. The initial agreement has been amended so that the minimum amount of monthly interest charged is based on a minimum borrowing base of $1,000,000 and an interest rate of 3% over the Bank of America NT-rate. The current agreement has been extended to April 1999, and the Company plans to negotiate new terms for the lending agreement. The balance of $ 113,016 paid in 1998 relates to cost of purchase order financing and various other notes given to suppliers.



LIQUIDITY AND CAPITAL RESOURCES
                                                                   December 31,
                                                             1998                 1997
                                                             ----                 ----

     Net Cash From (Used In) Operations                 $(3,569,962)         $1,790,893
     Net Cash Used in Investing Activities                  282,164            (214,095)
     Net Cash Provided By Financing Activities            2,556,739             433,371
     Working Capital (Deficit)                             (615,028)          1,503,938

     At December 31, 1998 the Company had cash of $903,649. This reflects a significant decrease from the prior year cash balance of $2,199,036. This decrease is due to the $4,258,005 operating loss suffered by the Company in 1998. This loss was financed by borrowings of approximately $2,100,000, proceeds of $499,000 from issuance of preferred shares, and approximately $750,000 realized from the issuance of common stock in exchange for services and in repayment of liabilities.

     The Company is continuing to improve its relationships with its brokers and customers (distributors), but the effort must be focused in accelerating the sales process to get the company to a break even position. Although the vendor relationships are now stable, the Company may again jeopardize this area should the liquidity problem again become extreme.

     The Company has suffered recurring losses from operations as of December 31, 1998. Although the Company has raised additional capital at the end
1998 (see Note 15 to the Consolidated Financial Statements), it has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion which indicates there is substantial doubt about the Company's ability to continue as a going concern. See "Note 2" to the Consolidated Financial Statements for additional information. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.


CREDIT FACILITY

     In August 1996, the Company entered into a revolving credit facility with Coast Business Credit, that provides a credit line of up to $4,000,000 subject to certain covenants. Advances made to the Company under the facility are based on a certain percentage of eligible accounts receivable, as defined, and a certain percentage of eligible inventory, as defined. The amount of inventory advances under the facility cannot exceed $500,000. The initial term of the facility ended August 1998, and has been extended to April 30, 1999. Advances under the facility bear an interest rate at prime at the Bank of America NT (7.75%) at December 31, 1998) plus 3%, and are secured by a first priority lien on all of the Company's assets. Minimum interest charges are currently based on a minimum borrowing base of $1,000,000 at the same interest rate per month.

     The Bank agreed to eliminate from its collateral the inventory to be used for the Purchase Order Financing discussed below. The Company is in negotiations with the Bank and other potential lenders to receive more favorable terms than under the previous agreement.

     As of December 31, 1996 and subsequently, the Company was in violation of certain covenants in that it had not maintained minimum tangible net worth of at least $1,500,000 and minimum working capital of $1,000,000. If the Lender had exercised its rights under the Agreement, it could have requested customer payments be made directly to it, sold the finished goods inventory at auction, and seized and sold the fixed assets of the Company until the obligation had been satisfied. The Company classified the entire loan as a current liability as of December 31, 1996. As of December 31, 1998, the Company was in violation of the tangible net worth covenant in that it had fallen below the $1,000,000 requirement and the working capital covenant in that it had fallen below the requirement. In addition, the facility which expired on August 31, 1998 has not been renewed, although the lender has extended the term until April 30, 1999. As of December 31, 1998, the amount due under this credit facility was $283,690. The Company is in negotiations with a new lender. Should the Company be unable to secure a replacement lender, it could seriously jeopardize the future ability of the Company to fund operations.

GENERAL

     The Company has suffered recurring losses from operations, has a negative working capital and a stockholders' deficiency as of December 31, 1998. The Company believes that its ability to continue as a going concern has been severely jeopardized by the adverse effects in the marketplace of the mold in its products caused during the manufacturing process. Although the Company believes the manufacturers, and in particular, the Keebler Company, bears primary responsibility for this problem, there can be no assurance that the Company can repair the damage to its reputation and financial condition. The substantial operating losses have reduced the liquidity position of the Company significantly, which in turn, has depressed the stock price of the Company. The stock price reduction has further diluted the equity position of the Company as it attempts to raise capital to maintain a viable operation.

          In the future, the Company must focus on existing products, other than those previously tainted by the mold problem, and maintain an operating margin sufficient to cover operating expenses. The Company is currently directing its limited resources toward existing products, which are not tainted in the minds of retailers and consumers, and for which the Company is receiving encouraging signs that customer acceptance is increasing. Additionally, any costs not directly related to generating revenue have been significantly curtailed. The future ability of the Company to raise sufficient capital to meet existing and future obligations to allow it to continue to operate is not without a high degree of risk. The Company's independent certified public accountants have included a modification to their opinion which indicates there is substantial doubt as to the Company's ability to continue as a going concern. Should the Company not be successful in raising additional needed capital, operations would have to be further curtailed.

IMPACT OF INFLATION

     The Company believes that inflation has not had a material impact on its operations. However, substantial increases in material costs could adversely affect the operations of the Company for future periods.

YEAR 2000

     The Company's accounting software currently does not utilize a four digit year field; however, the Company has been assured by the software manufacturer and independent consultants that all necessary modifications for the year 2000 have been or will be made and tested timely. The Company has been advised by a consultant that the hardware will be modified timely. The Company does not expect the cost of these modifications will have a material effect on its financial position or results of operations. The Company currently does not interact electronically with either customers, suppliers or other entities that could be impacted by Year 2000 issues. Should any of the Company's internal systems fail to achieve Year 2000 compliance, the Company's business and results of operations could be adversely impacted.

     The Company is in the process of contacting its key suppliers and other important parties with whom business occurs with respect to their year 2000 compliance. If inquiries of these key suppliers indicate they may have significant year 2000 issues, the Company will need to develop a contingency plan for obtaining supplies should those sources be interrupted. If year 2000 issues prevent these key suppliers from timely filling the Company's needs, and if alternative sources of such supplies or services are not readily available, the Company may be forced to curtail its operations. An extended interruption in the Company's operations would have a material adverse impact.


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


Disclosures About Segments Of An Enterprise And Related Information

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years ending after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company adopted SFAS 131 on January 1, 1998, and it did not have any effect on its financial position or results of operations as the Company operates in one business segment. The Company is providing the other footnote disclosures required by SFAS 131.


ITEM 7.   FINANCIAL STATEMENTS

     SEE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1

     None.

ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:


          Name                      Age   Positions Held
          -----------------------   ---   --------------
          Mark Beychok               42   President, CEO, CFO and a Director
          Paul G. Cowen              65   Director
          Benjamin Tabatchnick       46   Director
          John Coppolino             38   Executive Vice President and a Director
          Valerie A. Broadbent       60   Secretary

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

     Paul G. Cowen was elected a director in January 1998.  Mr. Cowen was the
     -------------
founder of Paul Cowen Associates in 1984, an executive recruitment firm. Prior to that, Mr. Cowen was in senior marketing and sales positions at Xerox and Vivitar. Mr. Cowen has a BA from Ohio University and an MS from Indiana University.

     Benjamin Tabatchnick was elected a Director of the Company in February
     --------------------
1997. Since January 1990, Mr. Tabatchnick has owned and operated Tabatchnick's Fine Foods (and predecessors), a privately held concern, which manufactures and distributes its own trademarked line of frozen soups, and manufactures frozen and refrigerated foods for others on a contract basis.

     John Coppolino was elected a Director in February 1999.  Mr. Coppolino
     --------------
began as Director of Sales in 1994 and became Executive Vice President during September 1997. Mr. Coppolino has over ten years experience in the food industry, including experience as a food broker and in product manufacture. Mr. Coppolino graduated from the Pennsylvania State University School of Business in 1983 with a degree in Business Logistics.

     Valerie A. Broadbent was elected as Secretary of the Company in February
     --------------------
1999. Ms. Broadbent began as Assistant to the COO/CFO in October 1997 and became Executive Administrator in February 1999. Ms. Broadbent has over twenty-five years experience working in corporate administration and as executive assistant to senior management for both public and private companies.


ITEM 10:  EXECUTIVE COMPENSATION

     On December 1, 1993, the Company entered into a three-year employment agreement with Mark Beychok which provided for an annual base salary of $150,000, the grant of an option to purchase 100,000 shares of common stock at $5.00 per share (as adjusted for the reverse stock split effected in 1996), and $1,000,000 of life insurance, the proceeds of which will be split equally between the employee's beneficiary and the Company. In December 1995, in recognition of Mr. Beychok's deferral of his compensation during 1995 and his assuming additional responsibilities within the Company, Mr. Beychok's employment agreement was amended to grant him an additional 62,500 five-year options with an exercise price of $3.00 (as adjusted for the reverse stock split effected in 1996), a price equal to the offering price in the Company's then on-going private placement. In November 1995, Mr. Beychok agreed to convert his accrued salary to stock and options on the same terms as the Company's on-going equity bridge financing. The Company's Board of Directors approved this transaction in December 1995. In such connection, Mr. Beychok converted $45,821 of accrued salary into 19,092 shares; 9,547 options with an exercise price of $4.50; and 9,547 options with an exercise price of $6.00. In September 1997, Mr. Beychok entered into a new employment agreement ("Agreement") with the Company for three years. Under the Agreement, Mr. Beychok receives an annual base salary of $150,000 and was granted options for 450,000 shares of stock at an exercise price of $0.87 per share. Such options vest 75,000 each on September 3, 1997, March 3, 1998, September 3, 1998, March 3, 1999, September 3, 1999, and March 3, 2000. In May 1997 the price of all options other than those related to the private placement were repriced to $0.91. In November 1998 the price of all options other than those related to the private placement were repriced to $0.10. In September 1997 Mr. Beychok was given a successful litigation reward of $51,535 plus 100,000 shares of common stock at fair market value of $1.00.

     In August 1996, the Company entered into an employment agreement with John Coppolino, which was dated January 1, 1996. Under his agreement, which is for a one year term, with two one year renewal terms at the option of the Company, Mr. Coppolino received an initial salary of $102,000; and, is entitled to annual increases of 5-6% based on increases in the cost of living. Mr. Coppolino's employment agreement provided for the grant of 225,000 options, expiring December 31, 2000 for the purchase of common stock at $3.00 (as adjusted for the reverse stock split effected in October 1996). Of these options: (i) 56,250 have vested (ii) 56,250 have lapsed and (iii) 56,250 will vest on each of January 1, 1998 and January 1, 1999, subject to the Company meeting certain performance criteria. In May 1997 the Board of Directors reduced the option price of all unlapsed options to $0.91 and removed the vesting requirement. In September 1997, Mr. Coppolino entered into a new employment agreement ("Agreement") with the Company for two years. Under the Agreement, Mr. Coppolino receives an annual base salary of $120,000, and was granted options for 300,000 shares of stock at an exercise price of $0.87 per share. Such options vest 75,000 each on September 3, 1997, March 3, 1998, September 3, 1998,
and March 3, 1999.   In November 1998 the price of all options were repriced to
$0.10. In September 1997, Mr. Coppolino was given a successful litigation reward of $25,000, forgiveness of debt of $25,000, plus 25,000 shares of common stock at $1.00, being the fair market value at the date of the award.

     The following table sets forth certain information with respect to the compensation paid by the Company to Messrs. Beychok and Coppolino (the "named individuals") during 1998, 1997 and 1996:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

Principal Position                                               All Other Annual
& Name                        Year     Salary         Other        Compensation

CEO / President
Mark Beychok                  1998    $150,000    $       -         $ 28,317 (1)
                              1997     150,000       12,500  (2)    $102,467 (3)
                              1996     137,500       12,500  (4)       8,864 (5)

Executive Vice President
John Coppolino                1998    $120,000    $       -         $19,003  (6)
                              1997     120,000       20,750  (7)     59,000  (8)
                              1996      87,500       14,500  (9)     9,000  (10)

(1)  Comprised of $15,600 car allowance and accrued vacation of $12,717.
(2)  A portion of Mr. Beychok's salary was deferred in 1996 and paid in 1997.
(3) Comprised of $9,584 car allowance, accrued vacation of $41,348, plus $51,535 as a successful litigation reward.
(4)  A portion of Mr. Beychok's salary was deferred in 1995 and paid in 1996.
(5)  Comprised of $8,204 car allowance and $660 in medical insurance benefits.
(6)  Comprised of $9,000 car allowance and accrued vacation of $10,003.
(7) A portion of Mr. Coppolino's salary, $15,500, and car allowance, $5,250, were deferred in 1996 and paid in 1997.
(8) Comprised of $9,000 car allowance and $50,000 as a successful litigation reward.
(9) Mr. Coppolino deferred a portion of his salary and exercised stock options in 1996.
(10) Comprised of $9,000 car allowance.


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

     During 1995 Mr. Beychok was granted an aggregate of 687,500 options under the 1995 Plan with an exercise price of $3.00 (as adjusted for the reverse stock split effected in October 1996). The exercise price of these options was reduced to $0.91 in May 1997. In November 1998, the Company reduced the exercise price of all outstanding options held by officers and directors to $.10, the then market price of the Company's common stock.

     The following chart sets forth the options granted to directors and officers in 1998:



                                Number of        Percent of                                  Potential realized value
                                securities         total                                    at assumed annual rate of
                                underlying      options/SARs      Exercise                       appreciation for
                                 options/        granted to        of base                         option term
                                   SARs         employees in        price       Expiration
Name                              granted        fiscal year      ($/Share)        Date            5%            10%
-----------------------------------------------------------------------------------------------------------------------
Benjamin Tabatchnick               50,000               5.6%        $0.10        02/17/02          5,008          5,016
-----------------------------------------------------------------------------------------------------------------------
Paul Cowen                         50,000               5.6%        $0.10        01/29/03          5,010          5,021
-----------------------------------------------------------------------------------------------------------------------
Paul Cowen                        150,000              17.1%        $0.10        04/30/01         15,031         15,062
-----------------------------------------------------------------------------------------------------------------------
Valerie Broadbent                  21,000               2.4%        $0.085       01/29/03          1,789          1,792
-----------------------------------------------------------------------------------------------------------------------
Valerie Broadbent                  54,000               6.1%        $0.085       10/29/03          4,601          4,612
-----------------------------------------------------------------------------------------------------------------------


     The following chart sets forth certain information with respect to options/warrants outstanding at December 31, 1998 to the named individuals:


                                                               Number of  Securities     Value of Unexercised
                                                               Underlying                In-the-Money
                                                               Unexercised               Options/SAR's at
                                      Shares                   Options/SARs at           FY-End
                                    Acquired on    Value       FY-End Exercisable/       Exercisable/
Name                                 Exercise     Realized     Unexercisable             Unexercisable
----------------------------------------------------------------------------------------------------------
Mark Beychok                           -0-         $-0-        1,155,625/225,000           $ -0- / $  -0-
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
John Coppolino                         -0-         $-0-          493,750/75,000            $ -0- / $  -0-
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Benjamin Tabatchnick                   -0-         $-0-          150,000/100,000           $ -0- / $  -0-
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Paul Cowen                             -0-         $-0-          100,000/100,000           $ -0- / $  -0-
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Valerie Broadbent                      -0-         $-0-           50,000/25,000            $ -0- / $  -0-
----------------------------------------------------------------------------------------------------------

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the ownership of the common stock by each director and by entities or persons known to the Company to own beneficially in excess of 5% of such stock and by all officers and directors as a group, as of December 31, 1998. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.



Name and Address                    Number of Shares     Percentage of
of Beneficial Owner                  of Common Stock       Beneficial
Identity of Group                  Beneficially Owned      Ownership
-----------------                  -------------------   --------------

Mark Beychok (1)                         1,155,625 (2)             5.9%

Paul G. Cowen (1)                          100,000 (3)              .5%

Benjamin Tabatchnick (1)                   100,000 (3)              .5%

John Coppolino (1)                         493,750 (4)             2.5%

Valerie A. Broadbent (1)                    50,000 (5)              .2%

Terra Healthy Living, Ltd.               5,733,743 (6)             29.2%

All directors and officers as a group.
(5 persons)   (2)(3)(4)(5) and (6)                                 38.8%

(1) The address of these persons is 1800 Avenue of the Stars, Suite 480, Los Angeles, California 90067.

(2) Includes (i) 62,500 shares underlying a currently exercisable option with an exercise price of $0.10 per share, which expires on December 16, 2000; (ii) 15,000 shares underlying a currently exercisable option with an exercise price of $0.10 per share which expires on September 29, 1999; (iii) 100,000 shares underlying a currently exercisable option with an exercise price of $0.10 per share which expires on November 15, 1999; (iv) 150,000 shares underlying the currently exercisable portion of a stock option, expiring December 16, 2000, which has an exercise price of $0.10 per share; (v) 403,125 shares underlying the currently exercisable portion of a stock option, expiring December 16, 2000, which has an exercise price of $0.10 per share; (vi) 100,000 shares underlying a currently exercisable option with an exercise price of $0.10 which expires on June 16, 2002; (vii) 100,000 shares underlying a currently exercisable option with an exercise price of $.10which expires on December 31, 2002; and (viii) 225,000 shares underlying a currently exercisable option with an exercise price of $0.10 which expires September 1, 2002 and does not include 225,000 shares underlying options which are not currently exercisable with an exercise price of $0.10 expiring September 1, 2002.

(3) Each of Messrs. Tabatchnick and Cowen holds a currently exercisable option for the purchase of 50,000 shares at $0.10 granted in 1998. Mr. Tabatchnick holds a currently exercisable option for an additional 50,000 shares at $0.10 granted in 1997, and has entered into a consulting agreement which provides for the issuance of 50,000 shares, subject to forfeiture if certain performance standards relating to sales into certain markets are not met. Mr. Cowen was granted an option in 1998 for the purchase of 150,000 shares at $0.10 of which 50,000 are currently exercisable.

(4) Includes (i) 168,750 shares underlying a currently exercisable option with an exercise price of $0.10 per share, which expires on December 16, 2000; (ii) 70,000 shares underlying a currently exercisable option with an exercise price of $0.10 which expires on June 16, 2002; (iii) 225,000 shares underlying a currently exercisable option with an exercise price of $0.10 which expires on September 1, 2002; and does not include (iv) 75,000 shares with an exercise price of $0.10 which are not currently exercisable expiring September 1, 2002.

(5) Includes (i) 21,000 shares underlying a currently exercisable option with an exercise price of $0.085 per share, which expire on January 29, 2003;
(ii) 4,000 shares underlying a currently exercisable option with an exercise price of $0.085 which expire on October 29, 2003; (iii) 25,000 shares with a currently exercisable price of $0.085 which expire on October 29, 2003. It does not include 25,000 shares with an exercise price of $.085, which are not currently exercisable, expiring October 29, 2003.

(6) Includes 500,000 shares underlying an option with an exercise price of $.25 per share which expires in December 2004. Includes 2,000,000 shares which are subject to redemption by the Company pursuant to an agreement. See "Certain Relationships and Related Transactions." The foregoing is based upon a report on
Schedule 13D filed by Terra Healthy Living, Ltd. on February 8, 1999.

     The following table sets forth the ownership of the Series B Preferred Stock by each director and by each entity or person known to the Company to own beneficially in excess of 5% of such class of stock and by all officers and directors as a group. To the Company's knowledge, all stockholders have sole voting and investment power with respect to the shares listed as owned by them, subject to applicable community property laws.

---------------------------------------------------------------------------------------------------------------
Title of Class                  Name and Address of                            Number of           Percentage
                                Beneficial Owner                               Shares Owned        Of Class
---------------------------------------------------------------------------------------------------------------
                                Thomas Von Ledersteger
Series B Preferred Stock        23 Chemin des Meandres                             500              50%
                                CH-1287 Laconnex/GE, Switzerland
---------------------------------------------------------------------------------------------------------------
                                Pictet et CIE
Series B. Preferred Stock       29 Boulevard Georges Favon                         500              50%
                                CH-1211 Geneva, Switzerland
---------------------------------------------------------------------------------------------------------------
                                All officers and directors as a group
Series B Preferred Stock        (5 persons)                                          0               0%
---------------------------------------------------------------------------------------------------------------
1997 Series A                   All officers and directors as a group
Preferred Stock                 (5persons)                                           0               0%
---------------------------------------------------------------------------------------------------------------

ITEM 12:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has employment agreements with Mark Beychok and John Coppolino, and had employment agreements, consulting agreements and settlement agreements with certain of its former officers. See "Management - Executive Compensation."

     In April, 1997, the Company agreed in principle with ATCOLP INVESTMENT PARTNERS, a California Limited Partnership (the "Lender), in which Donald Wohl, a Director of the Company at the time, is the general partner, for a loan in the amount of $300,000 (the "Loan"), to fund the payment of legal fees in connection with the Company's arbitration against The Keebler Company. The loan was evidenced by a note which bears interest at the lesser of 15% per annum or the highest rate allowed by law with recourse solely to the net proceeds of the arbitration, if any. If the Company did not realize any net proceeds from the arbitration, the Loan would be canceled and the Lender would receive a warrant for the purchase of 400,000 shares of the Company's Common Stock at $.01 per share. If the Loan was repaid through the application of the net proceeds of the arbitration, the Lender would receive warrants for the purchase of 200,000 shares of Common Stock at $.01 per share and a percentage of net proceeds of the arbitration equal to 15% of the first $1,000,000 of net proceeds, but not less than $100,000; 20% of the net proceeds greater than $1,000,000 and less than $3,000,000; and, 25% of net proceeds above $3,000,000. The Loan was approved by the disinterested members of the Company's Board of Directors, and was on terms no less favorable to the Company than were available from non-affiliated lenders. A second proposal, from another source, contained terms which would have required the Company to pay $2,050,000 in fees based on the actual award, repay the $300,000 advance, and be granted a warrant for 1,000,000 shares of the Company's common stock at an exercise price of $1.00. The loan amount of $300,000 was repaid upon settlement of the litigation in June 1997 and receipt of funds in July 1997, plus $1,236,883 in conformity with the agreed upon formula, plus a warrant for 200,000 shares of the Company's common stock at a $0.01 per share. See Note 16 to the Consolidated Financial Statements for the recording of the entire transaction.

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

     On January 22, 1999, the Company completed the Closing under a series of agreements including a Common Stock Purchase Agreement (the "CSPA"), dated as of December 30, 1998, by and among the Company; Terra Healthy Living, Ltd, a B.V.I. corporation ("Terra"); Sovereign Partners, a Connecticut limited partnership ("Sov"); and Dominion Capital Fund, Ltd., a Bahamian corporation ("Dom"). All of the transactions contemplated by the CSPA were deemed to have occurred on December 31, 1998. Pursuant to the CSPA:

     Terra acquired 2,712,843 shares of the Company's common stock from Sov and Dom for $235,000. Such shares were issued upon the conversion by Sov and Dom of an aggregate of 235 shares of the Company's 1997 Series A Convertible Preferred Stock ("Series A Preferred").

     The Company borrowed $2,065,000 from Terra pursuant to a Promissory Note With Warrant and Registration Rights (the "Terra Note"). The Terra Note is a five year note bearing interest at 6% per annum. Interest on the Terra Note is payable annually. The Terra Note provided for the issuance to Terra of a five year warrant (the "Terra Warrant") for the purchase of 500,000 shares of the Company's common stock at $.25 per share. The Terra Note further provides that the first year's interest on the Terra Note shall be applied to the partial exercise of the Terra Warrant. The Company and Terra have entered into a Registration Rights Agreement requiring the registration under the Securities Act of 1933, as amended (the "Act") of the securities issuable upon exercise of the Terra Warrant.

     The Company applied the $2,065,000 proceeds of the Terra Note to redeem all 1,351 remaining shares of Series A Preferred held by Sov and Dom as well as a convertible debenture in the amount of $548,352 held by Dom pursuant to an Agreement and Consent to Redeem Series A Preferred Stock and Debentures (the "Redemption Agreement").

     The aggregate of $2,300,000 paid by Terra in connection with its purchase of the 2,712,843 shares of the Company's common stock from Sov and Dom and in connection with the Terra Note was satisfied through the delivery to Sov and Dom of marketable securities having a value of $2,300,000. Under the CSPA, Terra made certain assurances to Sov and Dom and assumed certain obligations to assure that Sov and Dom would realize $2,300,000 on the sale of the marketable securities including the delivery of additional securities to them.

     The Company borrowed $300,000 from each of Sov and Dom pursuant to a non-negotiable nine month promissory note bearing interest at 8% per annum (the "Sov Note" and the "Dom Note"). These notes provide for their repayment, at the option of the Company, in free trading registered common stock which shall be valued at the then market for such stock. The Sov Note and the Dom Note provide for the issuance to each of Sov and Dom of 60,000 warrants which expire on December 31, 2003, half of which are exercisable at $.40 and half of which are exercisable at $.25. If the Company repays the Sov Note or the Dom Note with common stock, then the exercise price of the $.25 warrant is reduced to $.01. The Company entered into a Registration Rights Agreement with Sov and Dom.

     The CSPA granted the Company the right to redeem up to 2,000,000 of the shares of its common stock acquired by Terra through June 30, 2000 based upon a formula related to the market price of the common stock at the time of conversion.

     The Company issued 571,232 shares of its common stock to Sov in connection with the prior conversion of 40 shares of Series A Preferred Stock.

     In December 1998, the Company sold 1,000,000 shares to Terra Healthy Living, Ltd., a principal stockholder, for $250,000 (or $.25 per share) which was paid by delivery to the Company of marketable securities. The Company believes that the price paid for such shares was no less favorable to the Company than that which would have been paid by an unaffiliated purchaser.


                                    PART IV

ITEM 13:         EXHIBITS LIST
                 -------------

(a)  The following exhibits are submitted herewith:

     3.l    Certificate of Incorporation of Registrant(i)
     3.2    By-laws of Registrant(i)
     3.3    Agreement and Plan of Merger between the Registrant and
            Vitafort International Corporation, a California corporation(i)
     3.4    Certificate of Designation  Series A Preferred Stock(v)
     3.5    Certificate of Designation  Series B Preferred Stock(v)
     3.6    Certificate of Amendment to the Certificate of Incorporation,
            November 1991(v)
     3.7    Certificate of Designation  Series C Preferred Stock(v)
     3.8    Certificate of Amendment to the Certificate of Incorporation, filed
            February 8, 1994 (vi)
     3.9    Certificate of Designation - Series D Preferred Stock(vi)
     3.10   Certificate of Amendment to the Registrant's Certificate of
            Incorporation, filed November, 1995. Incorporated by reference to
            Exhibit 4.10 filed with the Registrant's Registration Statement on Form S-8 filed January 25, 1996 File Number 33-300435 (the "
            January 1996 S-8").
     3.11   Certificate of Elimination - Series A Preferred Stock.  Incorporated
            by reference to Exhibit 4.24 to the Registrant's Registration
            Statement on Form S-8 Filed May 22, 1996 File Number 333-04271
            (the "May 1996 S-8").
     3.12   Certificate of Elimination - Series D Preferred Stock.  Incorporated
            by reference to Exhibit 4.25 to the May 1996 S-8.
     3.13   Certificate of Amendment to the Registrant's Certificate of
            Incorporation, filed October 4, 1996. Incorporated by reference to Exhibit 4.29 to the Registrant's Registration Statement on
            Form S-8 Filed December 12, 1996, File Number 333-17763 (the
            "December 1996 S-8").
     3.14   Amended Certificate of Designation of the Registrant's 1997 Series A
            Preferred Stock filed May 1997 (ix)
     3.15   Amended Certificate of Designation of the Registrant's 1997 Series A
            Preferred Stock filed March 1998 (xii)
     3.16   Amended Certificate of Designation of the Registrant's 1997 Series A
            Preferred Stock filed October 1998 (xiii)
     3.17   Convertible Debenture dated August 1998 (xiii)
     4.1    Specimen Stock Certificate.  Incorporated by reference to
            Exhibit 4.1 Filed with the Registrant's Annual Report on Form
            10K-SB for the Year ended December 31, 1996 (the "1996 10K-SB")
     4.2    Specimen Redeemable Common Stock Purchase Warrant(i)

     4.3    Form of Warrant Agreement(i)
     4.4    Proposed form of Underwriters Warrant Agreement(i)
     4.5
     4.6    Warrant Extension Agreement, December 18, 1992(v)
     4.7    Warrant Extension Agreement, December 18, 1994(vi)
     4.8    Warrant Extension Agreement, January 18, 1995(vi)
     4.9    Warrant Extension Agreement, April 3, 1995(vi)
     4.10 Warrant Extension Agreement, May 3, 1995. Incorporated by reference to Exhibit 4.18 to the January 1996 S-8.
     4.11 Warrant Extension Agreement, June 15, 1995. Incorporated by reference to Exhibit 4.19 to the January 1996 S-8.
     4.12 Warrant Extension Agreement, July 17, 1995. Incorporated by reference to Exhibit 4.20 to the January 1996 S-8.
     4.13 Warrant Extension Agreement, August 16, 1995. Incorporated by reference to Exhibit 4.21 to the January 1996 S-8.
     4.14 Warrant Extension Agreement, December 31, 1995. Incorporated by reference to Exhibit 4.21 to the January 1996 S-8.
     4.15 Warrant Extension Agreement, April 30, 1996. Incorporated by reference to Exhibit 4.23 to the May 1996 S-8.
     4.16 Warrant Extension Agreement, July 31, 1996. Incorporated by reference to Exhibit 4.26 to the December 1996 S-8.
     4.17 Warrant Extension Agreement, September 30, 1996. Incorporated by reference to Exhibit 4.27 to the December 1996 S-8.
     4.18 Warrant Extension Agreement, November 11, 1996. Incorporated by reference to Exhibit 4.28 to the December 1996 S-8.
     4.19 Warrant Extension Agreement, April 15, 1997. Incorporated by reference to Exhibit 4.19 to the 1996 10K-SB.
     4.20   Warrant Extension Agreement, October 31, 1997.(x)
     10.1 Loan Agreement, dated August 19, 1988, between the Registrant and Bishop Capital, L.P. and promissory note in the principal amount of $150,000(i)
     10.2 License Agreement, dated April 25, 1986, between the Registrant and Crystal Geyser Water Registrant and amendment, dated January 7, 1988(i)
     10.3 Demand Promissory Note, dated July 10, 1987, from Registrant to Joseph R. Daly in the principal amount of $300,000 and Modification, dated October 11, 1989(i)
     10.4 License Agreement, dated as of October 9, 1987, between the Registrant and Good Health Beverage, Inc. and amendment, dated November 23, 1988(i)
     10.5 Product Development Agreement, dated as of January 21, 1988, between the Registrant and International Multifoods, Inc.(i)
     10.6 Beverage Agreement, dated as of October 31, 1988, between the Registrant and PowerBurst Corporation(i)
     10.7 Amended and Restated Agreement, dated August 2, 1989, between the Registrant and Vitafort Far East Co., Ltd.(i)
     10.8 Agreement, dated August 11, 1989, between Barry Saltzman, MD. and Yoshio Tanaka(i)
     10.9 Lease, dated June 13, 1988, between Registrant and Shelterpoint Equities, Ltd. for offices at 591 Redwood Highway, Mill Valley, California(i)
     10.10 Agreement, dated July 25, 1989, between Nutrifish Corporation and Mt. Lassen Trout Farms(i)
     10.11 Salmon Rondelles Joint Development and Marketing Agreement, dated as of September 18, 1989, between Nutrifish Corporation and
            Norwegian Seafoods, Inc.(i)
     10.12 Whole Salmon Joint Development and Marketing Agreement, dated as of September 26, 1989, between Nutrifish Corporation and Norwegian Seafoods, Inc.(i)
     10.13 Employment Agreement, dated September 13, between the Registrant and Barry K. Saltzman(i)

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

     10.45  Frank Corsini, Separation Agreement, dated May 18, 1993.(v)
     10.46 Agreement dated October 5, 1993 between the Registrant and Second Nature Technologies, Inc.(iii)
     10.47  Food and Beverage Technology Agreement(iii)
     10.48 Asset Purchase and Sale Agreement, dated as of June 7, 1993 by and among Crystal Clear Farms, Inc., a Maine corporation, the
            Registrant and Salmon Distribution Subsidiary, Inc. a Maine corporation which was formerly known as Crystal Clear Farms, Inc.(iv)
     10.49 Temporary Operating Agreement dated June 7, 1993 by and among Samuel L. Thompson & Associates, Inc., a Maine corporation, the Registrant and Crystal Clear Farms, Inc. a Maine corporation (now known as Salmon distribution Subsidiary, Inc.)(iv)
     10.50 Non-Competition Agreement dated July 27, 1993 by and between the Registrant and Crystal clear farms, Inc., a Maine corporation.(iv)
     10.51 Employment Agreement dated as of November 29, 1993, between the Registrant and Steven Westlund. Incorporated by reference to exhibit 99.01 to Form S-8 filed by the Registrant on March 4, 1994 (the "1994 S-8").
     10.52 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Steven Westlund. Incorporated by reference to exhibit 99.02 to the 1994 S-8.
     10.53 Stock Option Agreement dated as of September 15, 1993 between the Registrant and Steven Westlund. Incorporated by reference to exhibit 99.03 to 1994 S-8.
     10.54 Employment Agreement dated as of November 29, 1993 between the Registrant and Peter Benz. Incorporated by reference to exhibit
            99.04 to 1994 S-8.
     10.55 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Peter Benz. Incorporated by reference to exhibit
            99.05 to 1994 S-8.
     10.56 Employment Agreement dated as of November 29, 1993 between the Registrant and Mark Beychok. Incorporated by reference to exhibit
            99.06 to the 1994 S-8.
     10.57 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Mark Beychok. Incorporated by reference to exhibit
            99.07 to the 1994 S-8.
     10.58 Stock Option Agreement dated as of September 15, 1993 between the Registrant and Mark Beychok. Incorporated by reference to exhibit
            99.08 to the 1994 S-8.
     10.59 Consulting Agreement dated as of November 29, 1993 between the Registrant and Herman Jacobs. Incorporated by reference to exhibit 99.09 to the 1994 S-8.
     10.60 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Herman Jacobs. Incorporated by reference to exhibit 99.10 to the 1994 S-8.
     10.61 Vitafort International Corporation 90 Day Operating Plan. Incorporated by reference to exhibit 99.21 to the 1994 S-8.
     10.62 Stock Option Agreement, dated September 15, 1993, between the Registrant and Stanley J. Pasarell. Incorporated by reference to exhibit 99.22 to the 1994 S-8.
     10.63 Separation and Release Agreement, dated as of December 1, 1994, between the Registrant and Peter Benz.(vi)
     10.64 Letter Agreement, dated September 14, 1995, between the Registrant and Peter T. Benz. Incorporated by reference to the like numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1995.
     10.65 Consulting Agreement and Mutual Release, dated as of March 1, 1995, between the Registrant and Steven R. Westlund. Incorporated by reference to the like numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1995.
     10.66 Letter Agreement, dated November 30, 1995, between the Registrant and Steven Westlund. Incorporated by reference to the like numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1995.
     10.67 The Vitafort International Corporation 1995 Stock Option Plan. Incorporated by reference to exhibit 99.01 to the January 1996 S-
            8.
     10.68 Form of Option granted to directors under The Vitafort International Corporation 1995 Stock Option Plan and schedule of grants to directors. Incorporated by reference to exhibit 99.02 to the January 1996 S-8.

     10.69 Employee Option granted to Mark Beychok under The Vitafort International Corporation 1995 Stock Option Plan. Incorporated by reference to exhibit 99.03 to the January 1996 S-8.
     10.70 Amendment, dated December 16, 1995, to the Employment Agreement between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.10 to the January 1996 S-8.
     10.71 Option Agreement, dated December 16, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.11 to the January 1996 S-8.
     10.72 Conversion Agreement, dated as of December 30, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.20 to the January 1996 S-8.
     10.73 Class A Option Agreement, dated as of December 30, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.21 to the January 1996 S-8.
     10.74 Class B Option Agreement, dated as of December 30, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.22 to the January 1996 S-8.
     10.75 Conversion Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
            Exhibit 9.18 to the May 1996 S-8.
     10.76 Class A Option Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
            Exhibit 9.19 to the May 1996 S-8.
     10.77 Class B Option Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
            Exhibit 9.20 to the May 1996 S-8.
     10.78 Employment Agreement, between the Registrant and John Coppolino. Incorporated by reference to Exhibit 10.78 to the 1996 Form 10-KSB.
     10.79 Foreclosure Purchase Agreement related to the Acquisition of assets of Auburn Farms, Inc. Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K, dated May 2, 1996.
     10.80 Loan and Security Agreement, dated August 15, 1996, between the Registrant and Coast Business Credit, a division of Southern
            Pacific Thrift & Loan Association.  Incorporated by reference to
            Exhibit 1 to the Registrant's Form 8-K, dated August 15, 1996.
     10.81 Agreement, dated as of July 10, 1996, between the Registrant and Second Nature Technologies, Inc. Incorporated by reference to
            Exhibit 10.81 to the 1996 Form 10-KSB.
     10.82 Employment Agreement dated June 16, 1997 between Jack Spencer and the Registrant. Incorporated by reference to Exhibit 10.12 of the Registrant's Form SB-2 filed July 23,1997
     10.83 Agreement, dated April 1997, between the Registrant and ATCOLP Investment Partners, a California Limited Partnership. Incorporated by reference to the Registrant's Form SB-2 filed July 23, 1997
     10.84 Employment Agreement dated September 1997 between the Registrant and Mark Beychok. (x)
     10.85 Employment Agreement dated September 1997 between the Registrant and John Coppolino.(x)
     10.86 Subscription Agreement with Global International Sourcing, Inc., a Nevada corporation (xii)
     22.    Subsidiaries of the Registrant: Global International Sourcing, Inc.
            (xii)
     23.1   Consent of BDO Seidman, LLP (filed herewith)
     27.    Financial Data Schedule (filed herewith)


(i) Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form S-18, file number 33-31883.
(ii) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1990 and 1989 Form 10-K's.

(iii) Incorporated by reference to exhibits 1 & 2 to the Registrant's September 30, 1993 Form 10-QSB.
(iv) Incorporated by reference to exhibits 1 through 4 to the Registrant's August 7, 1993 Form 8-K.
(v) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1993 Form 10-KSB.
(vi) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1994 Form 10-KSB.
(vii) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1995 Form 10-KSB.
(viii) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1996 Form 10-KSB.
(ix) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1997 Form 10-KSB.
(x) Incorporated by reference to the same numbered exhibit to the Registrant's January 14, 1998 Form SB-2/A.
(xi) Incorporated by reference to the same numbered exhibit to the Registrant's June 24, 1998 Form SB-2/A.
(xii) Incorporated by reference to the same numbered exhibit to the Registrant's August 14, 1998 Form SB-2/A.
(xiii) Incorporated by reference to the same numbered exhibit to the Registrant's November 12, 1998 Form SB-2/A.

(b)  Reports of Form 8-k.
     There were no reports filed on Form 8-K during the fourth quarter ended December 31, 1998.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereby, duly authorized.

VITAFORT INTERNATIONAL CORPORATION


By:    /s/ Mark Beychok
       ------------------------
       Mark Beychok, President

LOS ANGELES, California
Date:  April 15, 1999


Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                            Title(s)                              Date
---------------------------------------------------------------------------------
  /s/ Mark Beychok              Director, President,               April 15, 1999
------------------------        Chief Executive Officer, and
Mark Beychok                    Chief Financial Officer
                                (Principal Executive and
                                Principal Accounting Officer)


  /s/ John Coppolino            Director and                       April 15, 1999
------------------------        Executive Vice President
John Coppolino


  /s/ Paul G. Cowen
------------------------
Paul G. Cowen                   Director                           April 15, 1999


  /s/ Benjamin Tabatchnick      Director                           April 15, 1999
-----------------------------
Benjamin Tabatchnick

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-2


CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1998 AND 1997               F-3


CONSOLIDATED STATEMENTS OF OPERATIONS -
     YEARS ENDED DECEMBER 31, 1998 AND 1997                            F-5


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -
     YEARS ENDED DECEMBER 31, 1998 AND 1997                            F-6


CONSOLIDATED STATEMENTS OF CASH FLOWS -
     YEARS ENDED DECEMBER 31, 1998 AND 1997                            F-7


SUMMARY OF ACCOUNTING POLICIES                                         F-9


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-13

              Report of Independent Certified Public Accountants



Board of Directors and Stockholders
VITAFORT INTERNATIONAL CORPORATION
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Vitafort International Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vitafort International Corporation and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, including a loss from operations of $3,970,712 for the year ended December 31, 1998. The Company also has a negative working capital of $615,028 and a stockholders' deficit of $1,704,265 as of December 31, 1998. these and other factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Los Angeles, California
APRIL 15, 1999                           /S/    BDO SEIDMAN, LLP

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                        DECEMBER 31,    DECEMBER 31,
                                                                            1998            1997
                                                                       ------------   --------------
ASSETS (NOTE 6)
CURRENT ASSETS:
  CASH                                                                  $  903,649       $2,199,036
  MARKETABLE SECURITIES (NOTE 17)                                          250,000                -
  ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $41,775 AND $25,743 AS OF
    DECEMBER 31, 1998 AND 1997, RESPECTIVELY                               929,006          412,289
  INVENTORY (Notes 3 and 6)                                                196,603          247,611
  NOTES RECEIVABLE RELATED PARTY (NOTE)                                          -           10,000
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                                132,509          269,268
                                                                        ----------       ----------
        TOTAL CURRENT ASSETS                                             2,411,767        3,138,204
                                                                        ----------       ----------

Equipment (Note 7):
  Manufacturing equipment                                                   19,881          290,912
  Furniture and office equipment                                           105,160          105,160
  Computer equipment                                                       209,574          193,571
                                                                        ----------       ----------
                                                                           334,615          589,643

 Less accumulated depreciation                                            (271,411)        (347,493)
                                                                        ----------       ----------
        Net equipment                                                       63,204          242,150
                                                                        ----------       ----------

Other Assets:
 Advances to Global International Sourcing (Note 8)                              -          193,818
 Intangible assets, net
  (Note 4)                                                                 911,684          338,091
   Other assets                                                                875                -
                                                                        ----------       ----------
Total other assets                                                         912,559          531,909
                                                                        ----------       ----------

                                                                        $3,387,530       $3,912,263
                                                                        ==========       ==========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




Liabilities and Stockholders' Equity (Deficit)
                                                                                      December 31,                   December 31,
                                                                                          1998                           1997
                                                                                      ------------                   ------------
Current liabilities:
  Note payable - bank (Note 6)                                                        $    283,689                   $     60,757
  Notes payable - other (Note 6)                                                           958,724                        283,898
  Convertible notes payable (Note 6)                                                       600,000                              -
  Accounts payable -                                                                     1,054,079                        909,315
  Accrued expenses (Note 5)                                                                130,303                        342,437
  Current maturities or long-term debt                                                           -                         37,859
                                                                                      ------------                   ------------
          Total current liabilities                                                      3,026,795                      1,634,266
                                                                                      ------------                   ------------


Long-term debt due to Stockholder (Note 7)                                               2,065,000                              -
                                                                                      ------------
Commitments and contingencies (Notes 11 and 13)

Stockholders' equity (deficit) (Notes 9, 10 and 15):
 Series A, 6% Cumulative Convertible Preferred Stock,
   $0.01 par value; 750 shares authorized;
   0 shares issued and outstanding at December 31,
   1998 and 750 at December 31, 1997; aggregate
   liquidation preference of $750,000 at December 31, 1997                                       -                              8
 Series B, 10% Cumulative Convertible Preferred Stock,
   $.01 par value; authorized 110,000 shares; issued
    and outstanding 1,000  shares; aggregate liquidation
    preference of $50,000                                                                       10                             10
 Series C, Convertible Preferred Stock, $.01 par value; authorized 450 shares;
   issued and outstanding 50 shares;
    aggregate liquidation preference of $50,000                                                  1                              1

  Common stock, $.0001 par value, authorized 30,000,000 shares;
     issued and outstanding 12,056,428 and 6,683,853 shares                                  1,206                             66

 Additional paid-in capital                                                             24,064,868                     23,160,507
 Accumulated deficit                                                                   (25,770,350)                   (20,883,197)
                                                                                       ------------                  ------------
          Total stockholders' equity (deficit)                                          (1,704,265)                     2,277,997
                                                                                       ------------                  ------------
                                                                                       $ 3,387,530                   $  3,912,263
                                                                                       ============                  ============




   See accompanying summary of accounting policies and notes to consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                         DECEMBER 31,
                                                                                  1998                 1997
                                                                               -----------         -----------
NET SALES                                                                      $ 2,861,392         $ 1,995,317

COST OF SALES                                                                    1,876,319           1,896,410
                                                                               -----------         -----------
     GROSS PROFIT                                                                  985,073              98,907
                                                                               -----------         -----------

OPERATING EXPENSES:
 RESEARCH AND DEVELOPMENT                                                          362,770             337,806
 SALES AND MARKETING                                                             2,035,125           1,239,460
 GENERAL AND ADMINISTRATIVE                                                      2,557,890           2,672,946
                                                                               -----------         -----------

     TOTAL OPERATING EXPENSES                                                    4,955,785           4,250,212
                                                                               -----------         -----------

     LOSS FROM OPERATIONS                                                       (3,970,712)         (4,151,305)

OTHER INCOME (EXPENSE)
INTEREST INCOME                                                                     39,951              78,070
INTEREST EXPENSE                                                                  (221,547)           (214,690)
OTHER INCOME (EXPENSE)                                                             (59,684)             15,210
LOSS ON DISPOSAL OF ASSETS                                                         (42,246)                  -
LITIGATION RECOVERY , NET OF COSTS (NOTE 16)                                             -           4,748,946
                                                                               -----------         -----------
   TOTAL OTHER INCOME (EXPENSE)                                                   (283,526)          4,627,536
   (LOSS) INCOME BEFORE INCOME TAXES                                            (4,254,238)            476,231
STATE INCOME TAXES (NOTE 8)                                                          3,407               3,200
                                                                               -----------         -----------

     NET (LOSS) INCOME                                                          (4,257,645)            473,031

Deemed dividends to preferred shareholders                                        (629,148)           (305,749)
                                                                               -----------         -----------

Net (loss) income allocable to common shareholders                             $(4,886,793)        $   167,282
                                                                               ===========         ===========

Basic net (loss) income per common share                                       $     (0.66)        $      0.03
                                                                               ===========         ===========

Diluted net (loss) income per share                                            $     (0.66)        $      0.03
                                                                               ===========         ===========

Basic weighted average shares of common stock                                    7,348,093           5,831,404
                                                                               ===========         ===========

Diluted weighted average shares of common stock                                  7,348,093           6,343,397
                                                                               ===========         ===========



   See accompanying summary of accounting policies and notes to consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended Dcember 31, 1998 and 1997




                                                            Series A             Series B
                                                           Cumulative           Cumulative        Series C
                                                           Convertible          Convertible      Convertible
                                                         Preferred Stock      Preferred Stock   Preferred Stock   Common Stock
                                                       -------------------   ----------------  ----------------  ---------------
                                                        Shares     Amount    Shares   Amount   Shares  Amount    Shares   Amount
                                                       --------   --------   -------  ------   ------  ------    ------   ------
Balance, January 1, 1997                                  -        $  -      1,000    $ 10       50    $    1  4,908,664  $  491

Common stock issued in private placement                                                                         500,000      50
Common stock issued as settlement of disputes                                                                     70,000       7
Series A Preferred issued in private placement           750            8
Payment of accounts payable obligations with stock                                                               662,589      66
Exercise of warrants                                                                                             200,000      20
Exercise of stock options                                                                                        342,600      34
Preferred stock dividends
Net income

                                                       -----      -------    -----    ----     ----    ------ ----------  ------
Balance, December 31, 1997                               750            8    1,000      10       50         1  6,683,853     668

Series A Preferred issued in connection with
  a private placement, net of expenses                   500            5
Stock issued as settlement of contract disputes                                                                  115,000      12
Exercise of stock options                                                                                        239,500      24
Stock issued for acquisition of marketing contract                                                                60,000       6
Stock issued for services                                                                                        436,500      44
Issuance of common stock                                                                                       1,000,000     100
Conversion of Series A Preferred Stock                  (350)          (4)                                     3,521,575     352
Redemption of Series A Preferred Stock                (1,351)         (13)
Issuance of warrants
Preferred stock dividends                                451            4
Net Loss

                                                       -----      -------    -----    ----     ----    ------ ----------  ------
Balance, December 31, 1998                                 0      $  -       1,000    $ 10       50    $    1 12,056,428  $1,206
                                                       =====      =======    =====    ====     ====    ====== ==========  ======



                                                          Additional
                                                            Paid-In       Accumulated
                                                            Capital         Deficit          Total
                                                          -----------    -------------     ----------
Balance, January 1, 1997                                 $ 20,556,148    $(21,050,479)  $   (493,829)

Common stock issued in private placement                      449,950                        450,000
Common stock issued as settlement of disputes                  78,743                         78,750
Series A Preferred issued in private placement                672,992                        673,000
Payment of accounts payable obligations with stock            638,297                        638,363
Exercise of warrants                                          139,980                        140,000
Exercise of stock options                                     318,648                        318,682
Preferred stock dividends                                     305,749        (305,749)          -
Net income                                                                    473,031        473,031
                                                         ------------    ------------   ------------

Balance, December 31, 1997                                 23,160,507     (20,883,197)     2,277,997

Series A Preferred issued in connection with
  a private placement, net of expenses                        498,995                       499,000
Stock issued as settlement of contract disputes                94,176                        94,188
Exercise of stock options                                     213,634                       213,658
Stock issued for acquisition of marketing contract             43,118                        43,124
Stock issued for services                                     402,149                       402,193
Issuance of common stock                                      249,900                       250,000
Conversion of Series A Preferred Stock                           (348)                         -
Redemption of Series A Preferred Stock                  (1,505,007.00)                   (1,505,020)
Issuance of warrants                                          278,600                       278,600
Preferred stock dividends                                     629,144        (629,148)         -
Net Loss                                                                   (4,258,005)   (4,258,005)
                                                        -------------    ------------   ------------

Balance, December 31, 1998                              $  24,064,868    $(25,770,350)  $(1,704,265)
                                                        =============    ============   ===========

         See accompanying notes to consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            DECEMBER 31,
Increase (Decrease) in Cash and Cash Equivalents                                    1998                 1997
                                                                                    ----                 ----
Cash flows from operating activities:
 Net income (loss)                                                                 $ (4,258,005)      $  473,031
Adjustments to reconcile net (loss) income to net cash
 and cash equivalents provided by (used in) operating activities:
  Depreciation and amortization                                                         237,410          163,503
  Allowance for doubtful accounts                                                        16,032          (54,251)
  Write-off of related party receivables                                                104,290                -
  Loss on disposal of assets                                                             42,559                -
  Warrants issued for services (Note 10)                                                      -          138,000
  Stock issued for services (Note 16)                                                   261,706                -
  Other                                                                                 (37,859)               -
  Change in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                                                (210,204)        (127,249)
    Inventories                                                                          56,008          113,585
    Prepaid expenses and other current assets                                           152,618            2,463
    Notes receivable                                                                          -           46,000
    Other receivables                                                                         -            4,464
    Other assets                                                                           (875)               -
  Increase (decrease) in:
    Accounts payable and accrued expenses                                                66,358        1,031,347
                                                                                   ------------       ----------
      Cash and cash equivalents provided by (used in) operating activities           (3,569,962)       1,790,893
                                                                                   ------------       ----------
Cash flows from investing activities:
 Proceeds from disposal of equipment                                                     73,516                -
 Purchase of equipment                                                                  (35,884)         (20,277)
 Advances to Global International Sourcing                                             (285,386)        (193,818)
 Customer acquisition costs                                                            (109,872)               -
 Cash acquired through acquisition of Global International Sourcing                      75,462                -
                                                                                   ------------       ----------
      Cash and cash equivalents used in investing activities                           (282,164)        (214,095)
                                                                                   ------------       ----------
Cash flows from financing activities:
 Proceeds from convertible notes payable                                                600,000          838,426
 Proceeds of notes payable, other                                                     1,047,262          307,871
 Repayment of notes payable, other                                                     (372,435)        (625,695)
 Proceeds from issuance of stock                                                        449,000        1,123,000
 Exercise of stock options and warrants                                                       -            7,460
 Redemption of Preferred Series A Stock                                              (1,505,020)               -
 Proceeds from long-term debt                                                         2,065,000                -
 Proceeds from notes payable - bank                                                   2,025,818          838,426
 Repayments of notes payable - bank                                                  (1,802,886)      (1,217,691)
                                                                                   ------------       ----------

      Cash and cash equivalents provided by financing activities                      2,556,739          433,371
                                                                                   ------------       ----------

      Increase (decrease) in cash and cash equivalents                               (1,295,387)       2,010,169

Cash and cash equivalents at beginning of year                                        2,199,036          188,867
                                                                                   ------------       ----------
Cash and cash equivalents at end of year                                           $    903,649       $2,199,036
                                                                                   ============       ==========

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              DECEMBER 31,
                                                                                        1998                1997
                                                                                        ----                ----
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
     Interest                                                                           $ 175,079       $  215,126
     Income taxes                                                                           3,407            3,200

Supplemental disclosure of non-cash operating, investing and financing activities:
     Conversion of accounts payable to equity                                                   -       $1,030,335
     Conversion of accounts payable to notes payable                                            -          601,723
     Stock issued for acounts and notes payable                                           132,988                -
     Stock issued for prepaid consulting services                                           7,500                -
     Stock issued upon cashless exercise of options                                       213,658                -
     Stock issued as settment of contract dispute - 94, 188
     Conversion of Series A Preferred Stock of common stock
      (350 shares of preferred stock for 3,521,575 shares of
      common stock                                                                              -                -
     Stock issued in exchange for marketable securities
      (1,000,000 shares of common stock issued)                                           250,000                -
     Stock issued for acquisition of marketing contract                                    43,124
       Acquisition of Global International Sourcing:
       Assets acquired, net of cash                                                       535,786                -
       Liabilities assumed, including $522,328 due to Vitafort                            829,461                -


                        See accompanying summary of accounting policies and notes to financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES



BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements of Vitafort International Corporation (the "Company") include the accounts of the Company and its subsidiaries: Hollywood Partners, Inc. (formerly Vitafort Distributors, Inc.); Global International Sourcing, Inc. (Global); Nutrifish Corporation (90.5% owned) and Crystal Clear Farms. Nutrifish Corporation and Crystal Clear Farms are inactive subsidiaries. All material intercompany accounts and transactions have been eliminated.


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


MARKETABLE SECURITIES

     The Company has classified its entire investment portfolio as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.


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


OTHER INTANGIBLE ASSETS

     Intangible assets are composed of acquisition costs of Auburn Farms and Natures Warehouse trademarks, debt issuance costs and customer acquisition costs and are recorded at cost. The acquisition costs associated with trademarks are being amortized on a straight-line basis over twenty years. All other intangible assets are being amortized on a straight-line basis over periods not exceeding five years.

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


INCOME (LOSS) PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements with fiscal years and interim periods ending
after December 15, 1997.   SFAS 128 provides for the calculation of Basic and
Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures. The Company adopted SFAS 128 on December 15, 1997 and it had no effect on income (loss) per share.

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


STOCK COMPENSATION

     As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net earnings and earnings per share as if the fair-valued-based method of accounting had been applied. In accordance with FASB 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

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

REPORTING COMPREHENSIVE INCOME

     Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS 130 and it did not have any effect on its financial position or results of operations.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years ending after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company adopted SFAS 131 on January 1, 1998, and it did not have any effect on its financial position or results of operations as the Company operates in one business segment. The company is providing the other footnote disclosures required by SFAS 131.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

     Vitafort International Corporation (the "Company") was incorporated on September 28, 1989 in the State of Delaware to succeed to the business of a California corporation of the same name which was organized on February 7, 1986. The Company is presently engaged in sourcing, developing, and formulating products that it sells and markets under brands for healthy products, for licensed products and for low priced sourced products.


NOTE 2 - LIQUIDITY AND GOING CONCERN

     For the past several years, the Company has suffered recurring losses from operations, including $3,970,712 for the year ended December 31, 1998 and has a negative working capital of $615,028 and a stockholder's deficit of $1,704,265 at December 31, 1998. The Company's long-term credit facility expires April 30, 1999. Furthermore, the company has been delinquent or slow in payments to noteholders and suppliers. Although the Company raised additional capital in 1998 (see Note 16), it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

     The Company has reduced its cost of sales by sourcing a significant amount of its products from Mexico at lower rates than with existing manufacturers. The Company has also introduced both new and reformulated products in 1998 and plans to introduce new products in 1999. These steps, coupled with improvements in subcontract manufacturing quality control and quality assurance, monitoring improvements in Company internal control and communications with respect to product returns and deductions, should improve the Company's prospects to achieve profitability.

     The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 - INVENTORY

   Inventory is stated at the lower of cost (first in, first out) or market. Inventory consists of the following:

                                               December 31,
                                        1998                1997
                                        ----                ----

   Finished goods                     $118,524             $ 30,188
   Packaging and raw material           78,079              217,423
                                      --------             --------
                                      $196,603             $247,611
                                      ========             ========

NOTE 4 - INTANGIBLE ASSETS, NET

     Intangible assets, net consists of the following:

                                               December 31,
                                        1998                 1997
                                        ----                 ----
 Auburn Farms trademarks              $311,254             $311,254
 Customer acquisition costs             76,167                    -
 Deferred financing costs              278,600              100,000
 Distribution rights                    93,686                    -
 Goodwill                              218,213                    -
                                      --------             --------
                                       977,920              411,254
 Less accumulated
  amortization                          66,236               73,163
                                      --------             --------
  Total intangible assets             $911,684             $338,091
                                      ========             ========

NOTE 5 - ACCRUED EXPENSES

 Accrued expenses consist of the following:


                                               December 31,
                                        1998                 1997
                                        ----                 ----
 Accrued compensation                 $ 32,709             $156,764
   Accrued interest payable             46,468                    -
   Accrued legal fees                        -               40,112
   Accrued consulting fees                   -                4,919
   Accrued royalties                    51,126                    -
   Other accrued expenses                    -              140,642
                                      --------             --------

 Total accrued expenses               $130,303             $342,437
                                      ========             ========

NOTE 6 - NOTES PAYABLE

     Bank
     ----
     In August 1996, the Company entered into a revolving credit facility with Coast Business Credit ("Bank") that provided a credit line of up to $4,000,000 subject to certain covenants. Advances made to the Company under the facility were based on a certain percentage of eligible accounts receivable, as defined, and a certain percentage of eligible inventory, as defined. The amount of inventory advances under the facility cannot exceed $500,000. Advances under the facility bear interest at the Bank of America NT prime (7.75% at December 31, 1998) plus 3%, and are secured by a first priority lien on all of the Company's assets. Minimum interest charges were $15,000 per month through August, 1998.


     On June 26, 1998, the Bank notified the Company that the credit line was expiring on August 31, 1998. As of December 31, 1998, the Company was in violation of the tangible net worth covenant in that it had fallen below the $1,500,000 requirement and the working capital covenant in that it had fallen below the $1,000,000 requirement. In addition, the facility which expired on August 31, 1998 has not been renewed, although the lender has extended the term until April 30, 1999. As of December 31, 1998, the amount due under this credit facility was $283,690. The Bank agreed to eliminate from its collateral the inventory to be used for the Purchase Order Financing discussed below. The Company is in negotiations with the Bank and other potential lenders to receive more favorable terms than under the previous agreement. Should the Company be unable to secure a replacement lender, it could severely jeopardize the future ability of the Company to fund operations.

     Other
     -----
     In June 1998 and throughout the rest of the year, the Company entered into purchase order financing agreements with accredited investors which provided the Company with $995,000 to purchase inventory. These advances bear interest at 3% per month and are due as the related receivables are financed through the company's credit facility. In addition, several lenders received options to purchase 410,000 shares of the Company's common stock at $1.00 per share, which was fair market value at the time. The exercise price was later reduced to $0.10 and $0.085 reflecting a subsequent decline in the fair market value of the Company's common stock. The Company has pledged its inventory as collateral for these advances. At December 31, 1998, $795,000 of these advances were outstanding.

     Notes payable other, at December 31, 1997 represents the current balance of the original conversion of $601,723 of trade accounts payable. These notes are unsecured and payable in various monthly installments with a maximum repayment of approximately $64,000 in January 1998 (including interest at various rates). The notes have various maturity dates through December 1998. At December 31, 1998, $11,462 was still outstanding under these notes.

     Also included in notes payable at December 31, 1998 is an insurance contract payable for $52,261.

     Convertible Notes Payable
     -------------------------

     The convertible notes payable consists of two notes in the amount of $300,000 each to previous holders of the Company's Series A Preferred Stock. The notes are due October 20, 1999 and bear interest at 8%. The Company may repay these notes and accrued interest through the issuance of common stock, based upon the market price of the shares at that time.

     Under the terms of these notes, the Company issued five-year warrants to the holders of these notes to purchase 60,000 shares of common stock at $0.40
per share and 60,000 shares of common stock at $0.25 per share.    If the notes
and accrued interest are repaid in cash, the warrants for 60,000 shares at $0.25 will be cancelled. Otherwise, to the extent any portion of the notes and accrued interest is paid with stock, the exercise price of a proportionate number of the 60,000 shares will be adjusted to $0.01 per share. The warrants were valued at the fair value as of the date issued, which resulted in non-cash financing cost of $58,262. This non-cash financing cost is being amortized as interest expense over the term of the debt.

     On August 24, 1998, the Company issued a convertible debenture due August 24, 2000 and received proceeds in the amount of $548,352. Interest was payable at 6% per annum. Repayments could be made in cash or stock at the option of the Company. On December 30, 1998, this note and accrued interest of $11,629 were repaid in full from the proceeds of a long-term promissory note (Note 7).

NOTE 7 - LONG-TERM DEBT

     The Company's long term debt consists of a $2,065,000 five year promissory note payable issued to a principal shareholder on December 30, 1998. The note is due January 22, 2004 and bears interest at 6%. Interest is payable annually. The note provides for the first year's interest on the note to be applied to the partial exercise of the warrants. Under the terms of the note, the Company issued warrants to the note holder to purchase 500,000 shares of common stock at $0.25 per share. These warrants were valued at the fair value as at that date, which resulted in non-cash financing cost of $220,267. This non-cash financing cost is being amortized as interest expense over the term of the debt.

     The proceeds from this note were used to retire 1,351 shares of Series A Preferred Stock (Note 6) and repay a $548,352 note payable to a shareholder along with accrued interest thereon of $11,628.



NOTE 8 - ACQUISITION OF GLOBAL INTERNATIONAL SOURCING, INC.

     As of March 31, 1998, the Company acquired 100% of the outstanding stock of Global International Sourcing, Inc. (Global) for $25. The acquisition was accounted for as a purchase and the operations of Global are included herein commencing April 1, 1998. The assets and liabilities of Global were recorded at fair value and resulted in goodwill of $218,213. Had the Company consolidated its operating performance with Global for the year ended December 31, 1998, the unaudited proforma results would have been as follows:

     Net Sales                                        $  3,322,369
     Gross Profit                                        1,037,128
     Net Loss                                           (4,364,431)
     Net Loss Allocable to Common Shareholders          (4,993,579)
     Net Loss Per Share                                       (.67)

     Global was formed in October 1997 and its financial position and results of operations are not material compared to the Company's financial position at December 31, 1997 or its results of operations for the year ended December 31, 1997.

NOTE 9 - INCOME TAXES

     As the Company has incurred significant operating losses since inception, its current tax provision has been limited to minimum California tax payments.

     As of December 31, 1998, the Company had unused Federal and California net operating loss carryforwards of approximately $24,300.00 and $11,100,000, respectively, available to offset against future Federal taxable income and future California taxable income. The unused net operating loss and credit carryforwards expire in various amounts through the year 2013. In contrast to Federal net operating losses, only 50% of the California net operating losses incurred subsequent to December 31, 1986 may be carried forward. The California net operating losses will expire in various amounts through the year 2003.

     Net deferred tax assets of approximately 8,600,000 resulting from net operating losses have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

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


NOTE 10 - STOCKHOLDERS' EQUITY

Convertible Preferred Stock

     The Company entered into two subscription agreements totaling $750,000 in 1997 with two unrelated investors for 750 shares of 1997 Series A Preferred Stock. The preferred stock has a cumulative dividend rate of 6% with no voting rights. The conversion price is the lower of $1.25 per share or a 30% discount to the market price at the time of conversion. The preferred stock is convertible at any time. For accounting purposes, the original issue discount of $305,749 is being treated as a deemed dividend. The facilitators received a 10% fee from the proceeds, as well as warrants to purchase 52,500 shares of common stock at an exercise price of $1.00 per share. Cumulative unpaid dividends amounted to $32,500 at December 31, 1998.

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

     As part of the above transaction, the Company also issued 451 shares of preferred stock, as well as warrants to purchase 282,422 shares of common stock at $0.6875 per share to the holders of the 1997 Series A

Preferred Stock in exchange for the preferred stockholders accepting an adjustment in the terms of the 1997 Series A Preferred Stock. The warrants may be exercised over a five year period beginning August 10, 1998.

     For accounting purposes, the issuance of the warrants to the 1997 Series A Preferred stockholders resulted in a deemed dividend of $147,381.

     The modified terms of the 1,701 total shares of 1997 Series A Preferred Stock outstanding would result in an issuance of 787,563 warrants to purchase shares of common stock. The value of these potential warrants issued is reflected as an original issued discount of $411,128 at the time of the transaction. This original issue discount is being treated as a deemed dividend.


     During the last quarter of 1998, the holders of 350 shares of the 1997 Series A Preferred Stock elected to convert said shares into 3,251,575 shares of common stock under the terms of the subscription agreement.

     The Company repurchased the remaining 1,351 shares of the 1997 Series A Preferred Stock for $1,505,020 from the proceeds of a promissory note (Note 7).

     Each share of Series B 10% Cumulative Convertible Preferred stock is convertible into 1.667 shares of common stock, and cumulative convertible dividends of 10% per annum are payable annually commencing October 1992. The Series B 10% Cumulative Preferred stock has a liquidation preference of $50 per share plus all accrued and unpaid dividends. It is subject to optional redemption by the Company at any time at $50 per share plus accrued and unpaid dividends. Cumulative unpaid dividends amounted to $39,000 and $25,000 at December 31, 1998 and 1997, respectively.

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


Common Stock

     In January 1998, the Company issued 85,000 shares of common stock at a value of $1.00 per share as settlement for contract disputes previously recorded as a liability.

     In February 1998, the Company issued 30,000 shares of common stock at a value of $.30625 per share as settlement of a contract dispute related to consulting services previously recorded as a liability.

     In February 1998, the Company issued 60,000 shares of common stock at a value of $.71875 per share and forgave a $25,000 note receivable from an unrelated company in exchange for its distribution rights with respect to marshmallow products in North America. The Company also received $5,000 of sample inventory and $15,000 of furniture and equipment as part of this transaction.

     In February 1998, the Company issued 100,000 shares of common stock at a value of $0.74 per share upon the exercise of an option granted a consultant in exchange for future consulting services.

     In March 1998, the Company issued 15,000 shares of common stock at a value of $1.00 per share upon the exercise of an option granted a consultant in exchange for services rendered previously recorded as a liability.

     In April and July 1998, the Company issued a total of 87,000 shares of common stock at a value of $1.00 per share upon the exercise of options granted to a consultant in exchange for consulting services.

     In May 1998, the Company issued 37,500 shares of common stock at a value of $1.004 per share upon the exercise of an option granted a previous employee as part of a litigation settlement.

     In June 1998, the Company issued 174,500 shares of common stock at a value of $1.00 per share under an S-8 filing as payment for services rendered and to be rendered.

     In July 1998, the Company issued an additional 60,500 shares at values averaging $.80 per share under the S-8 filing as payment for services rendered and to be rendered.

     During 1998, the Company issued 29,500 shares of common stock at a value of $1.00 per share to various consultants and professional firms for previous services rendered.

     In July 1998, the Company issued 20,000 shares of common stock at a value of $.94 per share to a consultant in payment of services rendered.

     In August 1998, the Company issued 125,000 shares of common stock to officers at a value of $1.00 per share in payment of accrued bonuses.

     In August 1998, the Company issued 7,000 shares of common stock at a value of $.86 per share to a consultant in payment of services rendered.

     In December 1998, the Company issued 352,575 shares of common stock upon the conversion of 350 shares of 1997 Series A Preferred Stock.

     In December 1998, the Company sold 1,000,000 shares of common stock to Terra Healthy Living, a principal shareholder, for $250,000 (or $.25 per share) which was paid by delivery to the Company of marketable Swiss securities. The Company believes that the price paid for such shares was no less favorable to the Company than that which would have been paid by an unaffiliated purchaser.

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



NOTE 11 - STOCK OPTIONS

     The 1989 Stock Option Plan, as amended (the "Plan") reserved 50,000 shares of common stock (as adjusted for the reverse split effected in 1996) to grant either nonqualified or incentive stock options. All directors, officers, key employees and consultants to the Company or its subsidiaries are eligible under the terms of the Plan. Such options may not be granted at less than 100% of the fair market value at the date of grant (110% for an owner of 10% or more of the outstanding stock). Upon termination of service, the options, which an individual was entitled to exercise at the date of termination may be exercised at any time within six months of such termination. If an employee is terminated with cause, the options are canceled upon termination. As of December 31, 1998, no options are outstanding under this plan.

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

     The Company has also granted stock options outside the Plans to other individuals, such as employees and consultants, in consideration for services performed. The options were granted at fair market value and at various terms and vesting periods. The following table on the next page summarizes all option activity for the years ended December 31, 1998 and 1997:


                          Number of Common Stock Options    Weighted
                           1995 Stock       Other Stock     Average
                           Option Plan        Options        Price
                         ---------------   --------------   --------
Outstanding as of
 January 1, 1997              1,545,000          711,232        3.54
Granted                         185,600        3,343,500        0.93
Exercised                      (182,600)        (160,000)       1.24
Canceled                       (316,292)          (8,750)       2.02
                              ---------       ----------

Outstanding as of
  December 31, 1997           1,231,708        3,885,982       $1.55
Granted                               -        5,638,144         .41
Exercised                             -         (239,500)        .89
Canceled                              -       (2,328,970)       2.01

Outstanding as of
  December 31, 1998           1,231,708        8,073,040         .66
                              =========       ==========       =====
Exerciseable as of
  December 31, 1998           1,231,708        6,839,320       $ .60
                              =========       ==========       =====

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

     The weighted average fair value of options granted during 1998 and 1997 was $.41 and $.39, respectively.

     Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and income (loss) per share for 1998 and 1997 would have been reduced to the pro forma amounts indicated below:



          Net Income (Loss)                    1998       1997
          ------------------------------------------------------
           As reported                         $       $ 167,282
           Pro forma                           $        ($68,466)

          Basic income (loss) per share
          -----------------------------

           As reported                         $        ($  0.03)
           Pro forma                           $        ($  0.01)

          Diluted income (loss) per share
          -------------------------------

           As reported                         $        ($  0.03)
            Pro forma                          $        ($  0.01)

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

     The following table summarizes information about stock options outstanding at December 31, 1998:


                                         Options                                Options Exercisable
                                       Outstanding                         ----------------------------
                          Number      Weighted-Average                        Number         Weighted
    Range of           Outstanding      Remaining       Weighted-Average   Exercisable      Average
Exercisable Prices     At 12/31/98   Contractual Life    Exercise Price    at 12/31/98   Exercise Price
------------------     -----------   ----------------   ----------------   -----------   --------------
$   0.80 - $2.80         4,197,010                1.8             $ 0.11     3,306,900           $ 0.95
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
    .875 - $2.80           362,333                1.1               1.05       362,333             3.00
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
   $3.30 - $7.50           520,597                0.6               2.96       520,597             4.67
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
 $10.00 - $20.00            37,750               8.93              12.14        37,750            12.52
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Totals                   5,117,690                1.2             $  .66     4,227,580          $ 1.69
----------------======================================================================================
------------------------------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS

Lease Agreement

     The Company was obligated under a lease agreement for its executive offices through August 1997. From September 1997 forward, the Company is renting the offices on a month-to-month basis at a rate of $7,250 per month.

     Rent expense for the years ended December 31, 1998 and 1997 including parking, included in selling, general and administrative expenses, was $138,627 and $98,538, respectively.

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

     In 1996, Auburn Farms entered Chapter 7 bankruptcy. In connection with the Auburn Farms bankruptcy, the Company entered into an agreement with Sacramento Bank the priority secured creditor in the Auburn Farms bankruptcy, by which the Company assumed the bank's position as the priority secured creditor in the bankruptcy. Under independent counsel's advice, the Company believes, as a consequence of the agreement with the bank, that it is no longer liable for royalty payments subsequent to 1997.

NOTE 13 - MAJOR CUSTOMERS

     The Company derived the following revenue from major customers, each of which provided 10% or more of total revenues during the year ended December 31, 1998 and 1997:

                                1998            1997
                                ----            ----

 Wal-Mart                     $  585,813      $      -
 A-1 International, Inc.         532,422       320,235
                              ----------      --------
  Total                       $1,118,235      $320,235
                              ==========      ========


NOTE 14 - LITIGATION

     The Company is subject to pending claims and litigation, the most significant of which are discussed below.

     In December 1994, Lloyd Gauntt, who invested an aggregate of $75,000 in certain of the Company's private placements, initiated an action in Superior Court, Orange County, California against his stockbroker, two national brokerage firms, several companies in which he had invested; and, certain of those company's officers. Included among the defendants was the Company and its then Chief Executive Officer, Steve Westlund. The complaint seeks damages in an unspecified amount in excess of $500,000 and punitive damages in an unspecified amount in excess of $5,000,000. The Court has dismissed the class action claims as to the Company and granted a motion that the claims against the brokerage
firms and associated persons must be submitted to arbitration.   The Plaintiff
has appealed that ruling. The Company denies any liability to the plaintiff and intends to vigorously defend this action. The Company notes that the plaintiff sold a portion of the securities he purchased from the Company, realizing a profit; that the balance of the securities became salable under Rule 144; and that, if sold, the Plaintiff `s losses might be as little as $15,000.

     In April, 1997, the Company agreed in principle with ATCOLP INVESTMENT PARTNERS, a California Limited Partnership (the "Lender), in which Donald Wohl, a Director of the Company at the time, is the general partner, for a loan in the amount of $300,000 (the "Loan"), to fund the payment of legal fees in connection with the Company's arbitration against The Keebler Company. The loan was evidenced by a note which bears interest at the lesser of 15% per annum or the highest rate allowed by law with recourse solely to the net proceeds of the arbitration, if any. If the Company did not realize any net proceeds from the arbitration, the Loan would be canceled and the Lender would receive a warrant for the purchase of 400,000 shares of the Company's Common Stock at $.01 per share. If the Loan was repaid through the application of the net proceeds of the arbitration, the Lender would receive warrants for the purchase of 200,000 shares of Common Stock at $.01 per share and a percentage of net proceeds of the arbitration equal to 15% of the first $1,000,000 of net proceeds, but not less than $100,000; 20% of the net proceeds greater than $1,000,000 and less than $3,000,000; and, 25% of net proceeds above $3,000,000. The Loan was approved by the disinterested members of the Company's Board of Directors, and was on terms no less favorable to the Company than were available from non-affiliated lenders. A second proposal, from another source, contained terms which would have required the Company to pay $2,050,000 in fees based on the actual award, repay the $300,000 advance, and be granted a warrant for 1,000,000 shares of the Company's common stock at an exercise price of $1.00. The loan amount of $300,000 was repaid upon settlement of the litigation in June 1997 and receipt of funds in July 1997, plus $1,236,883 in conformity with the agreed upon formula, plus a warrant for 200,000 shares of the Company's common stock at a $0.01 per share. See Note 16 to the Consolidated Financial Statements for the recording of the entire transaction.

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

     On January 22, 1999, the Company completed the Closing under a series of agreements including a Common Stock Purchase Agreement (the "CSPA"), dated as of December 30, 1998, by and among the Company; Terra Healthy Living, Ltd, a B.V.I. corporation ("Terra"); Sovereign Partners, a Connecticut limited partnership ("Sov"); and Dominion Capital Fund, Ltd., a Bahamian corporation ("Dom"). All of the transactions contemplated by the CSPA were deemed to have occurred on December 31, 1998. Pursuant to the CSPA:

     Terra acquired 2,712,843 shares of the Company's common stock from Sov and Dom for $235,000. Such shares were issued upon the conversion by Sov and Dom of an aggregate of 235 shares of the Company's 1997 Series A Convertible Preferred Stock ("Series A Preferred").

     The Company borrowed $2,065,000 from Terra pursuant to a Promissory Note With Warrant and Registration Rights (the "Terra Note"). The Terra Note is a five year note bearing interest at 6% per annum. Interest on the Terra Note is payable annually. The Terra Note provided for the issuance to Terra of a five year warrant (the "Terra Warrant") for the purchase of 500,000 shares of the Company's common stock at $.25 per share. The Terra Note further provides that the first year's interest on the Terra Note shall be applied to the partial exercise of the Terra Warrant. The Company and Terra have entered into a Registration Rights Agreement requiring the registration under the Securities Act of 1933, as amended (the "Act") of the securities issuable upon exercise of the Terra Warrant.

     The Company applied the $2,065,000 proceeds of the Terra Note to redeem all 1,351 remaining shares of Series A Preferred held by Sov and Dom as well as a convertible debenture in the amount of $548,352 held by Dom pursuant to an Agreement and Consent to Redeem Series A Preferred Stock and Debentures (the "Redemption Agreement").

     The aggregate of $2,300,000 paid by Terra in connection with its purchase of the 2,712,843 shares of the Company's common stock from Sov and Dom and in connection with the Terra Note was satisfied through the delivery to Sov and Dom of marketable securities having a value of $2,300,000. Under the CSPA, Terra made certain assurances to Sov and Dom and assumed certain obligations to assure that Sov and Dom would realize $2,300,000 on the sale of the marketable securities including the delivery of additional securities to them.

     The Company borrowed $300,000 from each of Sov and Dom pursuant to a non-negotiable nine month promissory note bearing interest at 8% per annum (the "Sov Note" and the "Dom Note"). These notes provide for their repayment, at the option of the Company, in free trading registered common stock which shall be valued at the then market for such stock. The Sov Note and the Dom Note provide for the issuance to each of Sov and Dom of 60,000 warrants which expire on December 31, 2003, half of which are exercisable at $.40 and half of which are exercisable at $.25. If the Company repays the Sov Note or the Dom Note with common stock, then the exercise price of the $.25 warrant is reduced to $.01. The Company entered into a Registration Rights Agreement with Sov and Dom.

     In connection with the acquisition of assets of Auburn Farms, Inc., ("AFI") in 1996, the Company acquired the intellectual property and certain claims of AFI which it was asserting against AFI's co-packer, New Life Bakers ("New Life") and against a customer of New Life, Barbara's Bakery ("Barbara's"). In May 1996, the Company filed an action in federal court alleging Lanham Act violations, misappropriation of trade secrets, unfair competition, conspiracy and related claims arising out of New Life and Barbara's misappropriation of Auburn Farms' principal products. The lawsuit was filed in the United States District Court for the Eastern District of California which is scheduled for trial in May 2000. Vitafort is seeking in excess of $10 million in damages based on claims of unfair competition, breach of contract, fraud among other claims. These claims arise from New Life's abrupt termination of production for Auburn Farms and its alleged conspiracy with Barbara's Bakery to make and distribute to natural food stores and other retailers products to which Auburn Farms (and Vitafort as successor) had contractual rights to distribute exclusively. It is also based on Barbara's Bakery's representations to brokers, distributors and consumers that it had the right to distribute these same food products. The defendants have filed counterclaims against Vitafort and its Chief Executive Officer seeking $5 million in damages. Vitafort believes that its position is meritorious.

     On March 25, 1998, New Life and Barbara's purported to purchase from AFI's bankruptcy estate certain claims against Barbara's and New Life for $300,000. The purchased claims do not include any of the claims previously acquired by the Company. In a subsequent transaction, Vitafort acquired Sacramento Commercial Bank's interest in the litigation proceeds. The Company has been advised by outside litigation counsel that evidence produced in discovery may support a request for punitive damages. The Company may be obligated to pay a portion of any recovery to the Company against New Life to AFI's bankruptcy estate and/or its creditors. The Company intends to pursue this litigation vigorously. There is no assurance given that the Company will receive any recovery. Vitafort believes that the distributor of the Auburn Farms products was substantially injured by unfair competition from Barbara's Bakery and New Life.

     On September 29, 1998, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Kirtland & Packard LLP, a California Limited Liability Partnership vs. Vitafort, Inc., a Delaware Corporation; and Does 1-25 inclusive." The complaint alleges Breach of Contract, Fraud, Negligent Misrepresentation, Common Counts, Breach of Implied Covenant of Good Faith and Fair Dealing, Negligent Performance of Contract, and Declaratory Relief, arising out of a contract for legal services. The Complaint seeks damages in the amount of $85,000 plus interest and attorneys fees, and for such other and further relief as the Court Deems just and proper. The Company is vigorously defending the suit.

     In May 1996, Vitafort acquired certain intangible rights from Auburn Farms, including certain trademarks, distribution, and the right to product certain products. It also acquired Auburn Farms' claims against its former supplier, New Life Bakery, subject to an obligation to share the proceeds of any recovery with Sacramento Commercial Bank. In a subsequent transaction, Vitafort acquired Sacramento Commercial

     On September 29, 1998, a complaint was filed in Superior Court, the County of Los Angeles, in an action entitled "Kirtland & Packard LLP, a California Limited Liability Partnership vs. Vitafort, Inc., a Delaware Corporation; and Does 1-25 inclusive." The complaint alleges Breach of Contract, Fraud, Negligent Misrepresentation, Common Counts, Breach of Implied Covenant of Good Faith and Fair Dealing, Negligent Performance of Contract, and Declaratory Relief, arising out of a contract for legal services. The Complaint seeks damages in the amount of $85,000 plus interest and attorneys fees, and for such
other and further relief as the Court deems just and proper.   The Company is
vigorously defending the suit.

     In addition to the items discussed in this note, the Company is a party to legal proceedings in the ordinary course of its business. The Company believes that the nature of these proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied) are typical for a company of its size and scope, and that none of these proceedings are material to its financial condition.


NOTE 15 - RELATED PARTY TRANSACTIONS

     The Company has entered into related party transactions during 1997 and 1998. See Notes 9, 10, 11 and 16 for further detailed information.



NOTE 16 - EARNINGS PER SHARE

     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation:


December 31,                                                         1998         1997
                                                                 ------------   ---------
Basic (loss) earnings per share
   Net (loss) income                                             $(4,257,645)   $  473,031
 Deemed dividends                                                   (629,148)     (305,749)
                                                                 -----------    ----------

 (Loss) income available to common stockholders (numerator)      $(4,886,793)   $  167,282
                                                                 ===========    ==========

 Weighted average common shares outstanding (denominator)          7,348,093     5,831,404
                                                                 ===========    ==========

 Basic (loss) earnings per share                                 $     (.066)   $     0.03
                                                                 ===========    ==========

Diluted earnings (loss) per share
 (Loss) income available to common shareholders (numerator)      $              $  167,282
                                                                 ===========    ==========


 Weighted average common shares outstanding                        5,831,404
 Weighted average options outstanding                              2,511,516
 Weighted average convertible preferred stock                          6,667
 Stock acquired with proceeds                                     (2,006,190)
                                                                 -----------
 Weighted average common shares and
   assumed conversions outstanding (denominator)                   6,343,397
                                                                 ===========

Diluted earnings (loss) per share                                $               $   0.03
                                                                 ===========     ========


     Options and warrants to purchase ____________ and 958,565 shares of common stock at various prices per share, at December 31, 1998 and 1997, respectively, were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.

     The diluted earnings (loss) per share has not been calculated for 1998 because the Company incurred a loss and all potentially dilutive securities are antidilutive.


NOTE 17 - INVESTMENTS

     The marketable securities carrying amount and fair value (based on quoted market prices) of securities available for sale at December 31, 1998, are shown below.

                                             Securities Available-for-Sale
                                             -----------------------------

--------------------------------------------------------------------------------
                                   Carrying Amount          Fair Value
                                   ---------------          ----------
--------------------------------------------------------------------------------
Short term investment, equity         $250,000               $250,000
                                      --------               --------

Investment Securities                 $250,000               $250,000
                                      ========               ========

--------------------------------------------------------------------------------

NOTE 18 - LITIGATION RECOVERY, NET OF COSTS

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


NOTE 19 - RECENT FINANCING AGREEMENTS

     Effective December 30, 1998, the Company completed the Closing under a series of agreements including a Common Stock Purchase Agreement (the "CSPA"), dated as of December 30, 1998, by and among the Company; Terra Healthy Living, Ltd., a B.V.I. corporation ("Terra"); Sovereign Partners Limited Partnership, a Connecticut limited partnership ("Sov"); and Dominion Capital Fund, Ltd., a Bahamian corporation ("Dom"). Pursuant to the CSPA and the related documents:

     Terra acquired 2,712,843 shares of the Company's common stock from Sov and Dom for $235,000. Such shares were issued by the Company upon the conversion by Sov and Dom of an aggregate of 235 shares of the Company's 1997 Series A Convertible Preferred Stock ("Series A Preferred").

     The Company borrowed $2,065,000 from Terra pursuant to a Promissory Note With Warrant and Registration Rights (the "Terra Note"). The Terra Note is a five year note bearing interest a 6% per annum. Interest on the Terra Note is payable annually. The Terra Note provides for the issuance to Terra of a five year warrant (the "Terra Warrant") for the purchase of 500,000 shares of the Company's comon stock at $.25 per share. The Terra Note further provides that the first year's interest on the Terra Note shall be applied to the partial exercise of the Terra Warrant.

     The Company applied the $2,065,000 proceeds of the Terra Note to redeem all 1,351 remaining shares of Seried A Preferred held by Sov and Dom, as well as a convertible debenture in the amount of $548,352 held by Dom.

     The aggregate of $2,300,00 paid by Terra in connection with its purchase of the 2,712,843 shares of the Company's common stock from Sov and Dom and in connection with the Terra Note was satisfied through the delivery to Sov and Dom of marketable securities having a value of $2,300,000. Under the CSPA, Terra made certain assurances to Sov and Dom and assumed certain obligations to assure that Sov and Dom would realize $2,300,000 on the sale of the marketable securities.

     The Company borrowed $300,000 from each of Sov and Dom pursuant to a non-negotiable nine month promissory note bearing interest at 8% per annum (the "Sov Note") and the "Dom Note"). These notes provide for their repayment, at the ptin of the Company, in registered common stock of the Company which shall be valued at the then market for such stock. The Sov Note and the Dom Note provide for the issuance to each of Sov and Dom of 60,000 warrants which expire on December 31, 2003, half of which are exercisable at $.40 and half of which are exercisable at $.25. If the Company repays the Sov Note or the Dom Note with common stock, as provided in such notes, then the exercise price of the $.25 warrant is reduced to $.01.

     The CSPA granted the Company the right to redeem up to 2,000,000 of the shares of its common stock acquired by Terra through June 30, 2000, based upon a formula related to the market price of the common stock at the time of the redemption.

     In addition, the Company issued 571,232 shares of its common stock to Sov in connection with Sov's prior conversion of 40 shares of Series A Preferred Stock.