Form 10KSB40/A
period 1998-12-31
VITAFORT INTERNATIONAL CORP
filed 1999-05-24
CIK 857139

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

MANUFACTURING & WAREHOUSING

     The Company manufactures its products by entering into agreements ("co-packer agreements") with established food manufacturers ("co-packers"), who have the facilities, staff, quality assurance and process control programs for the production of their own products, as well as the Company's products. Co-packer relations are intended to enable the Company to secure the expertise of qualified food manufacturers with respect to the development, manufacture and packaging of the product. This arrangement achieves economies of scale in production and staffing requirements, while providing production flexibility to meet changes in product mix demand by customers that the Company could not achieve on its own. Additionally, the Company benefits from the production experience and expertise of these companies while avoiding the capital outlays, staffing requirements, quality control, legal process requirements and other manufacturing costs and delays that the Company would encounter were it to attempt to manufacture its products utilizing its own facility. However, there can be no assurance that co-packers will meet their obligations.

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


RESEARCH AND DEVELOPMENT

     The Company has modified its research and development strategies from prior years. In the past, the Company retained highly trained technical support professionals to independently develop formulations and work with contract manufacturers to bring the products to market readiness. The strategy moving forward in 1999 and beyond is to work with manufacturers from the outset and utilize their internal research and technical staff to develop new products. In addition, the Company will also work closely with ingredient suppliers such as Haarmann & Reimer to develop new innovative products, especially in the value - added nutraceutical category. This strategy will reduce research and development costs in the future and allow the Company to focus its resources on the sales and marketing of new products. Research and development expenses were $362,770 in 1998 and $337,806 in 1997.


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

     In connection with the acquisition of assets of Auburn Farms, Inc., ("AFI") in 1996, the Company acquired the intellectual property and certain claims of AFI. In May 1996 the Company filed an action in federal court alleging Lanham Act violations, misappropriation of trade secrets, unfair competition, conspiracy and related claims arising out of New Life and Barbara's misappropriation of Auburn Farms' principal products by AFI's co-packer, New Life Bakery ("New Life"), and a principal competitor, Barbara's Bakery ("Barbara's"). The Lawsuit was filed in the United States District Court for the Eastern District of California which is scheduled for trial in May 2000. Vitafort is seeking in excess of $10 million in damages based on claims of unfair competition, breach of contract, fraud among other claims. These claims arise from New Life's abrupt termination of production for Auburn Farms and its alleged conspiracy with Barbara's Bakery to make and distribute to natural food stores and other retailers products to which Auburn Farms (and Vitafort as successor) had contractual rights to distribute exclusively. It is also based on Barbara's Bakery's representations to brokers, distributors and consumers that it had the right to distribute these same food products. The defendants have filed counterclaims against Vitafort and its Chief Executive Officer seeking $5 million in damages.

     Vitafort has secured up to $800,000 in off balance sheet financing for the litigation against New Life and Barbara's Bakery, including $600,000 from a newly-formed investment partnership, Auburn Farms Vindication Partners, LLC, for the purpose of paying the legal fees and expenses of the pending litigation. The fee arrangement includes a limited, partial contingency arrangement with Jenner & Block, one of the nation's leading trial firms. Jenner & Block also represented Vitafort in the 1997 arbitration against The Keebler Company that resulted in Vitafort receiving $6.75 million in damages and attorneys' fees. Under the fee arrangements, the first proceeds received from the litigation if any, will go to repay the advancements of legal fees and expenses, including those made by the Company. Between 25% to 35% of any additional amounts may be paid to the investment partnership. Additionally, the investment group may collectively receive as much as $180,000 as additional compensation from a successful resolution in the litigation. These fee arrangements may materially decrease the value of any recovery to the Company.

     On March 25, 1998, New Life and Barbara's purported to purchase from AFI's bankruptcy estate certain claims against Barbara's and New Life for $300,000. The purchased claims do not include any of the claims previously acquired by the Company. In a subsequent transaction, Vitafort acquired Sacramento Commercial Bank's interest in the litigation proceeds. The Company has been advised by outside litigation counsel that evidence produced in discovery may support a request for punitive damages. The Company may be obligated to pay a portion of any recovery to the Company against New Life to AFI's bankruptcy estate and/or its creditors, as well as a portion of any recovery against any defendant to the Auburn Farms Vindication Limited Partnership which is committed to funding a significant part of the litigation expense. The Company intends to pursue this litigation vigorously. There is no assurance given that the Company will receive any recovery. The Company believes that the distribution of the Auburn Farms products was substantially injured by unfair competition from Barbara's Bakery and New Life.

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


NET SALES

     In 1998 the net sales of the Company were $2,861,392 compared to $1,995,317 in 1997. This increase of 43.4% was primarily due to the new product introductions of "The Wizard of Oz" brands products in the second half of 1998. "The Wizard of Oz" marshmallow line accounted for $1,320,624 and the "The Wizard of Oz" collectors tins accounted for $422,275. Toast `N Jammers sales were $773,920 in 1998, an increase of 12.1% over the prior year. Caketts and Fudgets combined for 1997 revenues of $754,408, but, both brands were discontinued in 1998 due to the recurring quality control problems of the past and the damage done to both brands.


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


OPERATING EXPENSES

Research and Development

     In 1998, product development expenses were $362,770 compared to $337,806 in 1997, an increase of $24,964 or 7.4%.

Sales and Marketing

     The Company experienced an increase in sales and marketing expenses from $1,239,460 in 1997 to $2,035,125 in 1998. Part of this 64.2% increase was due to the additional sales and marketing costs associated with the acquisition of Global International in 1998, which accounted for $576,706 of the total cost. Additional cost variances included the commission and royalties paid to Warner Bros. for the licensing rights to "The Wizard of Oz" and the broker commission for selling these products. These licensing and commission expenses were $132,299 in 1998, a significant increase over 1997. There was also a 43% increase in promotional expenses from $116,393 in 1997 to $184,792 in 1998; this was due primarily to the off-invoice promotions of "The Wizard of Oz" marshmallows.


General and Administrative

     General and Administrative costs in 1997 were $2,672,946, compared to costs in 1998 of $2,557,890. This 4.3% decrease is primarily due to a reduction in consulting and professional services.


INCOME TAXES

    As of December 31, 1998, the Company had unused Federal and California net operating loss carryforwards of approximately $24,300,000 and $11,100,000, respectively, available to offset future Federal taxable income and future California taxable income. The unused net operating loss and credit carryforwards expire in various amounts through the year 2013. In contrast to Federal net operating losses, only 50% of the California net operating losses incurred subsequent to December 31, 1986 may be carried forward. The California net operating losses will expire in various amounts through the year 2003.

    Net deferred tax assets of approximately $8,600,000 resulting from net operating losses have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

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

INTEREST INCOME AND EXPENSE

     Interest income was $39,591 in 1998 and $78,070 in 1997. The proceeds from the Keebler arbitration have been invested in short term government securities which do not carry high interest rates, but are almost risk free. These proceeds have beenused to fund the Company's operations in 1998.

     Interest expense was $221,547 in 1998 compared to $214,690 in 1997. In 1998, the amount of $143,549 was paid to Coast Business Bank as per the lending agreement. The initial agreement has been amended so that the minimum amount of monthly interest charged is based on a minimum borrowing base of $1,000,000 and an interest rate of 3% over the Bank of America NT-rate. The current agreement has been extended to April 1999, and the Company plans to negotiate new terms for the lending agreement. The balance of $ 113,016 paid in 1998 relates to cost of purchase order financing and various other notes given to suppliers.



LIQUIDITY AND CAPITAL RESOURCES
                                                                   December 31,
                                                             1998                 1997
                                                             ----                 ----

     Net Cash From (Used In) Operations                 $(3,569,962)         $1,790,893
     Net Cash Used in Investing Activities                 (282,164)           (214,095)
     Net Cash Provided By Financing Activities            2,556,739             433,371
     Working Capital (Deficit)                             (615,028)          1,503,938

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

     The Company has suffered recurring losses from operations as of December 31, 1998. Although the Company has raised additional capital at the end
1998 (see Note 15 to the Consolidated Financial Statements), it has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion which indicates there is substantial doubt about the Company's ability to continue as a going concern. See Note 2 to the Consolidated Financial Statements for additional information. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.


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

     The following chart sets forth the options granted to directors and officers in 1998:



                                Number of        Percent of                                  Potential realized value
                                securities         total                                    at assumed annual rate of
                                underlying      options/SARs      Exercise                       appreciation for
                                 options/        granted to        of base                         option term
                                   SARs         employees in        price       Expiration
Name                              granted        fiscal year      ($/Share)        Date            5%            10%
-----------------------------------------------------------------------------------------------------------------------
Benjamin Tabatchnick               50,000               5.6%        $0.10        02/17/02            823          1,735
-----------------------------------------------------------------------------------------------------------------------
Paul Cowen                         50,000               5.6%        $0.10        01/29/03          1,103          2,381
-----------------------------------------------------------------------------------------------------------------------
Paul Cowen                        150,000              17.1%        $0.10        04/30/01          1,814          3,749
-----------------------------------------------------------------------------------------------------------------------
Valerie Broadbent                  21,000               2.4%        $0.085       01/29/03            394            850
-----------------------------------------------------------------------------------------------------------------------
Valerie Broadbent                  54,000               6.1%        $0.085       10/29/03          1,013          2,186
-----------------------------------------------------------------------------------------------------------------------


     The following chart sets forth certain information with respect to options/warrants outstanding at December 31, 1998 to the named individuals:


                                                               Number of  Securities     Value of Unexercised
                                                               Underlying                In-the-Money
                                                               Unexercised               Options/SAR's at
                                      Shares                   Options/SARs at           FY-End
                                    Acquired on    Value       FY-End Exercisable/       Exercisable/
Name                                 Exercise     Realized     Unexercisable             Unexercisable
----------------------------------------------------------------------------------------------------------
Mark Beychok                           -0-         $-0-        1,155,625/225,000           346,688/67,500
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
John Coppolino                         -0-         $-0-          463,750/75,000            139,125/22,500
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Benjamin Tabatchnick                   -0-         $-0-          150,000/100,000            45,000/30,000
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Paul Cowen                             -0-         $-0-          100,000/100,000            30,000/30,000
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Valerie Broadbent                      -0-         $-0-           50,000/25,000              15,750/7,875
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

LOS ANGELES, California
Date:  May 24, 1999


Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                            Title(s)                              Date
---------------------------------------------------------------------------------
  /s/ Mark Beychok              Director, President, and           May 24, 1999
------------------------        Chief Executive Officer
Mark Beychok                    (Principal Executive Officer)

  /s/ Fred Rigaud               Acting Chief Financial Officer     May 24, 1999
------------------------        (Principal Accounting Officer)
Fred Rigaud

  /s/ John Coppolino            Director and                       May 24, 1999
------------------------        Executive Vice President
John Coppolino


  /s/ Paul G. Cowen
------------------------
Paul G. Cowen                   Director                           May 24, 1999


  /s/ Benjamin Tabatchnick      Director                           May 24, 1999
-----------------------------
Benjamin Tabatchnick

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




Los Angeles, California
APRIL 15, 1999                           /S/    BDO SEIDMAN, LLP

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                        DECEMBER 31,    DECEMBER 31,
                                                                            1998            1997
                                                                       ------------   --------------
ASSETS (NOTE 6)
Current Assets:
  Cash and cash equivalents                                             $  903,649       $2,199,036
  Marketable securities (Note 17)                                          250,000                -
  Accounts receivable, net of allowance for
    doubtful accounts of $41,775 and $25,743 as of
    December 31, 1998 and 1997, respectively                               929,006          412,289
  Inventory (Notes 3 and 6)                                                196,603          247,611
  Notes receivable related party (Note 15)                                       -           10,000
  Prepaid expenses and other current assets                                132,509          269,268
                                                                        ----------       ----------
        Total current assets                                             2,411,767        3,138,204
                                                                        ----------       ----------

Equipment (Note 7):
  Manufacturing equipment                                                   19,881          290,912
  Furniture and office equipment                                           105,160          105,160
  Computer equipment                                                       209,574          193,571
                                                                        ----------       ----------
                                                                           334,615          589,643

 Less accumulated depreciation                                            (271,411)        (347,493)
                                                                        ----------       ----------
        Net equipment                                                       63,204          242,150
                                                                        ----------       ----------

Other Assets:
 Advances to Global International Sourcing (Note 8)                              -          193,818
 Intangible assets, net
  (Note 4)                                                                 911,684          338,091
   Other assets                                                                875                -
                                                                        ----------       ----------
Total other assets                                                         912,559          531,909
                                                                        ----------       ----------

                                                                        $3,387,530       $3,912,263
                                                                        ==========       ==========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




Liabilities and Stockholders' Equity (Deficit)
                                                                                      December 31,                   December 31,
                                                                                          1998                           1997
                                                                                      ------------                   ------------
Current liabilities:
  Note payable - bank (Note 6)                                                        $    283,689                   $     60,757
  Notes payable - other (Note 6)                                                           958,724                        283,898
  Convertible notes payable (Note 6)                                                       600,000                              -
  Accounts payable                                                                       1,054,079                        909,315
  Accrued expenses (Note 5)                                                                130,303                        342,437
  Current maturities of long-term debt                                                           -                         37,859
                                                                                      ------------                   ------------
          Total current liabilities                                                      3,026,795                      1,634,266
                                                                                      ------------                   ------------


Long-term debt due to Stockholder (Note 7)                                               2,065,000                              -
                                                                                      ------------
Commitments and contingencies (Notes 11 and 13)

Stockholders' equity (deficit) (Notes 10, 11 and 16):
 Series A, 6% Cumulative Convertible Preferred Stock,
   $0.01 par value; 750 shares authorized;
   0 shares issued and outstanding at December 31,
   1998 and 750 at December 31, 1997; aggregate
   liquidation preference of $750,000 at December 31, 1997                                       -                              8
 Series B, 10% Cumulative Convertible Preferred Stock,
   $.01 par value; authorized 110,000 shares; issued
    and outstanding 1,000  shares; aggregate liquidation
    preference of $50,000                                                                       10                             10
 Series C, Convertible Preferred Stock, $.01 par value; authorized 450 shares;
   issued and outstanding 50 shares;
    aggregate liquidation preference of $50,000                                                  1                              1

  Common stock, $.0001 par value, authorized 30,000,000 shares;
     issued and outstanding 12,056,428 and 6,683,853 shares                                  1,206                            668

 Additional paid-in capital                                                             24,064,868                     23,160,507
 Accumulated deficit                                                                   (25,770,350)                   (20,883,197)
                                                                                      ------------                   ------------
          Total stockholders' equity (deficit)                                          (1,704,265)                     2,277,997
                                                                                      ------------                   ------------
                                                                                      $  3,387,530                   $  3,912,263
                                                                                      ============                   ============




   See accompanying summary of accounting policies and notes to consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                         DECEMBER 31,
                                                                                  1998                 1997
                                                                               -----------         -----------
NET SALES                                                                      $ 2,861,392         $ 1,995,317

COST OF SALES                                                                    1,876,319           1,896,410
                                                                               -----------         -----------
     GROSS PROFIT                                                                  985,073              98,907
                                                                               -----------         -----------

OPERATING EXPENSES:
 Research and development                                                          362,770             337,806
 Sales and marketing                                                             2,035,125           1,239,460
 General and administrative                                                      2,557,890           2,672,946
                                                                               -----------         -----------

     TOTAL OPERATING EXPENSES                                                    4,955,785           4,250,212
                                                                               -----------         -----------

     LOSS FROM OPERATIONS                                                       (3,970,712)         (4,151,305)

OTHER INCOME (EXPENSE)
Interest income                                                                     39,591              78,070
Interest expense                                                                  (221,547)           (214,690)
Other income (expense)                                                             (59,684)             15,210
Loss on disposal of assets                                                         (42,246)                  -
Litigation recovery , net of costs (Note 18)                                             -           4,748,946
                                                                               -----------         -----------
   TOTAL OTHER INCOME (EXPENSE)                                                   (283,886)          4,627,536
   (LOSS) INCOME BEFORE INCOME TAXES                                            (4,254,598)            476,231
STATE INCOME TAXES (NOTE 8)                                                          3,407               3,200
                                                                               -----------         -----------

     NET (LOSS) INCOME                                                          (4,258,005)            473,031

Deemed dividends to preferred shareholders                                        (629,148)           (305,749)
                                                                               -----------         -----------

Net (loss) income allocable to common shareholders                             $(4,887,153)        $   167,282
                                                                               ===========         ===========

Basic net (loss) income per common share                                       $     (0.66)        $      0.03
                                                                               ===========         ===========

Diluted net (loss) income per common share                                     $     (0.66)        $      0.03
                                                                               ===========         ===========

Basic weighted average shares of common stock                                    7,348,093           5,831,404
                                                                               ===========         ===========

Diluted weighted average shares of common stock                                  7,348,093           6,343,397
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
                                                       =====      =======    =====    ====     ====    ====== ==========  ======



                                                          Additional
                                                            Paid-In       Accumulated
                                                            Capital         Deficit          Total
                                                          -----------    -------------     ----------
Balance, January 1, 1997                                  $20,556,148    $(21,050,479)  $   (493,829)

Common stock issued in private placement                      449,950                        450,000
Common stock issued as settlement of disputes                  78,743                         78,750
Series A Preferred issued in private placement                672,992                        673,000
Payment of accounts payable obligations with stock            638,297                        638,363
Exercise of warrants                                          139,980                        140,000
Exercise of stock options                                     318,648                        318,682
Preferred stock dividends                                     305,749        (305,749)          -
Net income                                                                    473,031        473,031
                                                          -----------    ------------   ------------

Balance, December 31, 1997                                 23,160,507     (20,883,197)     2,277,997

Series A Preferred issued in connection with
  a private placement, net of expenses                        498,995                       499,000
Stock issued as settlement of contract disputes                94,176                        94,188
Exercise of stock options                                     213,634                       213,658
Stock issued for acquisition of marketing contract             43,118                        43,124
Stock issued for services                                     402,149                       402,193
Issuance of common stock                                      249,900                       250,000
Conversion of Series A Preferred Stock                           (348)                         -
Redemption of Series A Preferred Stock                     (1,505,007)                   (1,505,020)
Issuance of warrants                                          278,600                       278,600
Preferred stock dividends                                     629,144        (629,148)         -
Net Loss                                                                   (4,258,005)   (4,258,005)
                                                          -----------    ------------   ------------

Balance, December 31, 1998                                $24,064,868    $(25,770,350)  $(1,704,265)
                                                          ===========    ============   ===========

         See accompanying notes to consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            DECEMBER 31,
Increase (Decrease) in Cash and Cash Equivalents                                    1998                 1997
                                                                                    ----                 ----
Cash flows from operating activities:
 Net (loss) income                                                                 $ (4,258,005)      $  473,031
Adjustments to reconcile net (loss) income to net cash
 and cash equivalents provided by (used in) operating activities:
  Depreciation and amortization                                                         237,410          163,503
  Allowance for doubtful accounts                                                        16,032          (54,251)
  Write-off of related party receivables                                                104,290                -
  Loss on disposal of assets                                                             42,559                -
  Warrants issued for services (Note 10)                                                      -          138,000
  Stock issued for services (Note 16)                                                   261,706                -
  Other                                                                                 (37,859)               -
  Change in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                                                (210,204)        (127,249)
    Inventories                                                                          56,008          113,585
    Prepaid expenses and other current assets                                           152,618            2,463
    Notes receivable                                                                          -           46,000
    Other receivables                                                                         -            4,464
    Other assets                                                                           (875)               -
  Increase (decrease) in:
    Accounts payable and accrued expenses                                                66,358        1,031,347
                                                                                   ------------       ----------
      Cash and cash equivalents provided by (used in) operating activities           (3,569,962)       1,790,893
                                                                                   ------------       ----------
Cash flows from investing activities:
 Proceeds from disposal of equipment                                                     73,516                -
 Purchase of equipment                                                                  (35,884)         (20,277)
 Advances to Global International Sourcing                                             (285,386)        (193,818)
 Customer acquisition costs                                                            (109,872)               -
 Cash acquired through acquisition of Global International Sourcing                      75,462                -
                                                                                   ------------       ----------
      Cash and cash equivalents used in investing activities                           (282,164)        (214,095)
                                                                                   ------------       ----------
Cash flows from financing activities:
 Proceeds from convertible notes payable                                                600,000                -
 Proceeds of notes payable, other                                                     1,047,262          307,871
 Repayment of notes payable, other                                                     (372,435)        (625,695)
 Proceeds from issuance of stock                                                        499,000        1,123,000
 Exercise of stock options and warrants                                                       -            7,460
 Redemption of Preferred Series A Stock                                              (1,505,020)               -
 Proceeds from long-term debt                                                         2,065,000                -
 Proceeds from notes payable - bank                                                   2,025,818          838,426
 Repayments of notes payable - bank                                                  (1,802,886)      (1,217,691)
                                                                                   ------------       ----------

      Cash and cash equivalents provided by financing activities                      2,556,739          433,371
                                                                                   ------------       ----------

      Increase (decrease) in cash and cash equivalents                               (1,295,387)       2,010,169

Cash and cash equivalents at beginning of year                                        2,199,036          188,867
                                                                                   ------------       ----------
Cash and cash equivalents at end of year                                           $    903,649       $2,199,036
                                                                                   ============       ==========

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              DECEMBER 31,
                                                                                        1998                1997
                                                                                        ----                ----
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
     Interest                                                                           $ 175,079       $  215,126
     Income taxes                                                                           3,407            3,200

Supplemental disclosure of non-cash operating, investing and financing activities:
     Conversion of accounts payable to equity                                           $       -       $1,030,335
     Conversion of accounts payable to notes payable                                            -          601,723
     Stock issued for accounts and notes payable                                          132,988                -
     Stock issued for prepaid consulting services                                           7,500                -
     Stock issued upon cashless exercise of options                                       213,658                -
     Stock issued as settment of contract dispute                                          94,188                -
     Conversion of Series A Preferred Stock of common stock
      (350 shares of preferred stock for 3,521,575 shares of
      common stock                                                                              -                -
     Stock issued in exchange for marketable securities
      (1,000,000 shares of common stock issued)                                           250,000                -
     Stock issued for acquisition of marketing contract                                    43,124
     Acquisition of Global International Sourcing:
       Assets acquired, net of cash                                                       535,786                -
       Liabilities assumed, including $522,328 due to Vitafort                            829,461                -

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

RECLASSIFICATION AND PRESENTATION

     Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

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


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has cash and cash equivalents, receivables and accounts payable for which the carrying value approximates the fair value due to the short-term nature of these instruments.

     The fair value of long-term debt due to shareholder cannot be estimated due to its related party nature.

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


NOTE 2 - LIQUIDITY AND GOING CONCERN

     For the past several years, the Company has suffered recurring losses from operations, including $3,970,712 for the year ended December 31, 1998 and has a negative working capital of $615,028 and a stockholder's deficit of $1,704,265 at December 31, 1998. The Company's long-term credit facility expires April 30, 1999. Furthermore, the company has been delinquent or slow in payments to noteholders and suppliers. Although the Company raised additional capital in 1998 (see Note 10), it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

     Intangible assets, net, consists of the following:


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

     Other
     -----

     In June 1998 and throughout the rest of the year, the Company entered into purchase order financing agreements with accredited investors which provided the Company with $995,000 to purchase inventory. These advances bear interest at 3% per month and are due as the related receivables are financed through the company's credit facility. In addition, several lenders received options to purchase 410,000 shares of the Company's common stock at $1.00 per share, which was fair market value at the time. The exercise price was later reduced to $0.10 and $0.085 reflecting a subsequent decline in the fair market value of the Company's common stock. The Company has pledged its inventory as collateral for these advances. At December 31, 1998, $795,000 of these advances were outstanding. The Company has been notified that one lender of approximately $250,000 of debt may file suit. The Company disputes the interest claimed in relation to that $250,000 debt.

     Notes payable other, at December 31, 1997 represents the current balance of the original conversion of $601,723 of trade accounts payable. These notes are unsecured and payable in various monthly installments (including interest at various rates). The notes have various maturity dates through December 1998. At December 31, 1998, $111,462 was still outstanding under these notes. The Company is delinquent on payment of these notes.

     Also included in notes payable at December 31, 1998 is an insurance contract payable for $52,262.

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

     The proceeds from this note were used to retire 1,351 shares of Series A Preferred Stock and repay a $548,352 note payable to a shareholder along with accrued interest thereon of $11,628. (Notes 7, 10 and 19).


NOTE 8 - ACQUISITION OF GLOBAL INTERNATIONAL SOURCING, INC.

     As of March 31, 1998, the Company acquired 100% of the outstanding stock of Global International Sourcing, Inc. (Global) for $25. The acquisition was accounted for as a purchase and the operations of Global are included herein commencing April 1, 1998. The assets and liabilities of Global were recorded at fair value and resulted in goodwill of $218,213. Had the Company consolidated its operating performance with Global for the entire year ended December 31, 1998, the unaudited proforma results would have been as follows:

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

     As of December 31, 1998, the Company had unused Federal and California net operating loss carryforwards of approximately $24,300,000 and $11,100,000, respectively, available to offset against future Federal taxable income and future California taxable income. The unused net operating loss and credit carryforwards expire in various amounts through the year 2013. In contrast to Federal net operating losses, only 50% of the California net operating losses incurred subsequent to December 31, 1986 may be carried forward. The California net operating losses will expire in various amounts through the year 2003.

     Net deferred tax assets of approximately $8,600,000 resulting from net operating losses have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

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

     The modified terms of the 1,701 total shares of 1997 Series A Preferred Stock outstanding resulted in an issuance of 787,563 warrants to purchase shares of common stock. The value of these potential warrants issued is reflected as an original issued discount of $411,128 at the time of the transaction. This original issue discount is being treated as a deemed dividend.


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

     The Company has also granted stock options outside the Plans to other individuals, such as employees and consultants, in consideration for services performed. The options were granted at fair market value and at various terms and vesting periods. The following table on the next page summarizes all option activity for the years ended December 31, 1998 and 1997:


                          Number of Common Stock Options    Weighted
                           1995 Stock       Other Stock     Average
                           Option Plan        Options        Price
                         ---------------   --------------   --------
Outstanding as of
 January 1, 1997              1,545,000          711,232       $3.54
Granted                         185,600        3,343,500        0.93
Exercised                      (182,600)        (160,000)       1.24
Canceled                       (316,292)          (8,750)       2.02
                              ---------       ----------       -----

Outstanding as of
  December 31, 1997           1,231,708        3,885,982       $1.55
Granted and repriced                  -        6,775,528         .41
Exercised                             -         (239,500)        .89
Canceled                              -       (2,328,970)       2.01
                              ---------       ----------       -----
Outstanding as of
  December 31, 1998           1,231,708        8,073,040       $ .66
                              =========       ==========       =====
Exerciseable as of
  December 31, 1998           1,231,708        6,839,320       $ .60
                              =========       ==========       =====


     FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option, using the Black-Scholes method, at the weighted-average assumption used for grants in fiscal 1998 and 1997 dividend yield of zero percent; expected volatility of 28 percent and 36 percent; risk-free interest rate of eight percent; and expected lives of 5.0 and 5.0 years, respectively.

     The weighted average fair value of options granted during 1998 and 1997 was $.41 and $.39, respectively.

     Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and income (loss) per share for 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

          Net Income (Loss)                        1998         1997
          ------------------------------------------------------------
           As reported                         $(4,887,153)  $ 167,282
           Pro forma                           $(4,904,346)   ($68,466)

          Basic income (loss) per share
          -----------------------------

           As reported                         $      (.66)   ($  0.03)
           Pro forma                           $      (.66)   ($  0.01)

          Diluted income (loss) per share
          -------------------------------

           As reported                         $      (.66)   ($  0.03)
            Pro forma                          $      (.66)   ($  0.01)

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

     The following table summarizes information about stock options outstanding at December 31, 1998:


                                         Options                                Options Exercisable
                                       Outstanding                         ----------------------------
                          Number      Weighted-Average                        Number         Weighted
    Range of           Outstanding      Remaining       Weighted-Average   Exercisable      Average
Exercisable Prices     At 12/31/98   Contractual Life    Exercise Price    at 12/31/98   Exercise Price
------------------     -----------   ----------------   ----------------   -----------   --------------
 $ 0.875 - $.75          4,932,250                1.8             $ 0.11     4,518,750           $ 0.11
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
 $ 0.875 - $2.80         4,044,373                2.1               1.05     3,324,153             1.05
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
   $3.00 - $7.50           295,375                1.9               2.76       195,375             2.50
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
 $10.00 - $20.00            32,750               8.93              12.14        32,750            12.14
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
          Totals         9,304,748                2.0             $ 0.66     8,071,028           $ 0.60
----------------=======================================================================================
-------------------------------------------------------------------------------------------------------

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

     In 1996, Auburn Farms entered Chapter 7 bankruptcy. In connection with the Auburn Farms bankruptcy, the Company entered into an agreement with Sacramento Bank, the priority secured creditor in the Auburn Farms bankruptcy, by which the Company assumed the bank's position as the priority secured creditor in the bankruptcy. Under independent counsel's advice, the Company believes, as a consequence of the agreement with the bank, that it is no longer liable for royalty payments subsequent to 1997.

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



     In connection with the acquisition of assets of Auburn Farms, Inc., ("AFI") in 1996, the Company acquired the intellectual property and certain claims of AFI. In May 1996, the Company filed an action in federal court alleging Lanham Act violations, misappropriation of trade secrets, unfair competition, conspiracy and related claims arising out of New Life and Barbara's misappropriation of Auburn Farms' principal products by AFI's co-packer, New Life Bakery ("New Life"), and a principal competitor, Barbara's Bakery ("Barbara's"). The lawsuit was filed in the United States District Court for the Eastern District of California which is scheduled for trial in May 2000. Vitafort is seeking in excess of $10 million in damages based on claims of unfair competition, breach of contract, fraud among other claims. These claims arise from New Life's abrupt termination of production for Auburn Farms and its alleged conspiracy with Barbara's Bakery to make and distribute to natural food stores and other retailers products to which Auburn Farms (and Vitafort as successor) had contractual rights to distribute exclusively. It is also based on Barbara's Bakery's representations to brokers, distributors and consumers that it had the right to distribute these same food products. The Company has been advised by outside litigation counsel that evidence produced in discovery may support a request for punitive damages. The defendants have filed counterclaims against Vitafort and its Chief Executive Officer seeking $5 million in damages.


     On March 25, 1998, New Life and Barbara's purported to purchase from AFI's bankruptcy estate certain claims against Barbara's and New Life for $300,000. The purchased claims do not include any of the claims previously acquired by the Company. In a subsequent transaction, Vitafort acquired Sacramento Commercial Bank's interest in the litigation proceeds. The Company may be obligated to pay a portion of any recovery to the Company against New Life to AFI's bankruptcy estate and/or its creditors, as well as a portion of any recovery against any defendant to the Auburn Farms Vindication Limited Partnership which is committed to funding a significant part of the litigation expense. The Company intends to pursue this litigation vigorously. There is no assurance given that the Company will receive any recovery. The Company believes that the distribution of the Auburn Farms products was substantially injured by unfair competition from Barbara's Bakery and New Life.

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


NOTE 15 - RELATED PARTY TRANSACTIONS

     The Company has entered into related party transactions during 1997 and 1998. See Notes 10, 11, 12, 18, and 19 for further detailed information.



NOTE 16 - EARNINGS PER SHARE

     The following table reconciles the numerators and denominators of the basic and diluted (loss) earnings per share computation:


December 31,                                                         1998         1997
                                                                 ------------   ---------
Basic (loss) earnings per share
Net (loss) income                                                $(4,258,005)   $  473,031
 Deemed dividends                                                   (629,148)     (305,749)
                                                                 -----------    ----------

 (Loss) income available to common stockholders (numerator)      $(4,887,153)   $  167,282
                                                                 ===========    ==========

 Weighted average common shares outstanding (denominator)          7,348,093     5,831,404
                                                                 ===========    ==========

 Basic (loss) earnings per share                                 $      (.66)   $     0.03
                                                                 ===========    ==========

Diluted earnings (loss) per share
 (Loss) income available to common shareholders (numerator)                     $  167,282
                                                                                ==========


 Weighted average common shares outstanding                        5,831,404
 Weighted average options outstanding                              2,511,516
 Weighted average convertible preferred stock                          6,667
 Stock acquired with proceeds                                     (2,006,190)
                                                                 -----------
 Weighted average common shares and
   assumed conversions outstanding (denominator)                   6,343,397
                                                                 ===========

Diluted earnings (loss) per share                                $      0.03
                                                                 ===========

     Options and warrants to purchase 8,751,028 and 958,565 shares of common stock at various prices per share, at December 31, 1998 and 1997, respectively, as well as 1,463,415 shares reflecting conversion of the convertible note payable assuming it was converted at December 31, 1998, were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive.

     The diluted earnings (loss) per share has not been calculated for 1998 because the Company incurred a loss and all potentially dilutive securities are antidilutive. The diluted loss per share for 1998 is the same as the basic loss per share.


NOTE 17 - MARKETABLE SECURITIES

     The carrying amount and fair value (based on quoted market prices) of securities available for sale at December 31, 1998, is $250,000.

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

     The Company applied the $2,065,000 proceeds of the Terra Note to redeem all 1,351 remaining shares of Series A Preferred held by Sov and Dom, as well as a convertible debenture in the amount of $548,352 held by Dom.

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

     The Company borrowed $300,000 from each of Sov and Dom pursuant to a non-negotiable nine month promissory note bearing interest at 8% per annum (the "Sov Note" and the "Dom Note"). These notes provide for their repayment, at the option of the Company, in registered common stock of the Company which shall be valued at the then market for such stock. The Sov Note and the Dom Note provide for the issuance to each of Sov and Dom of 60,000 warrants which expire on December 31, 2003, half of which are exercisable at $.40 and half of which are exercisable at $.25. If the Company repays the Sov Note or the Dom Note with common stock, as provided in such notes, then the exercise price of the $.25 warrant is reduced to $.01.

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