Form 10QSB
period 1999-03-31
VITAFORT INTERNATIONAL CORP
filed 1999-05-24
CIK 857139

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999


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

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on May 21, 1999 is 12,794,460.

                       VITAFORT INTERNATIONAL CORPORATION

                                    CONTENTS


                         PART 1 - FINANCIAL INFORMATION

_______________________________________________________________________________

ITEM 1.   Consolidated Financial Statements:

          Balance Sheets - March 31, 1999 (unaudited) and December 31, 1998...     3-4

          Statements of Operations -
          Three Month Periods Ended March 31, 1999 and 1998 (unaudited).......     5

          Statement of Stockholders' Equity (Deficit) -
          Three Month Period Ended March 31, 1999 (unaudited).................     6

          Statements of Cash Flows -
          Three Month Periods Ended March 31, 1999 and 1998 (unaudited).......     7

          Notes to the Financial Statements (unaudited).......................     8-11

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................    12-14


                             PART II - OTHER INFORMATION

----------------------------------------------------------------------------------------

          Signature...........................................................    15

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                  As of March 31, 1999 and December 31, 1998

                                    ASSETS
                                    ------

                                                                    March 31,
                                                                     1999             December 31,
                                                                  (Unaudited)             1998
                                                                ---------------      --------------
Current assets
  Cash and cash equivalents                                        $    542,476        $    903,649
  Marketable securities                                                 250,000             250,000
  Accounts receivable, less allowance
    for doubtful accounts of $41,472                                    673,484             929,006
  Inventories                                                           343,704             196,603
  Prepaid expenses and other current assets                              98,115             132,509
                                                                   ------------        ------------
    Total Current Assets                                              1,907,779           2,411,767
                                                                   ------------        ------------

Equipment
  Manufacturing equipment                                                19,881              19,881
  Furniture and equipment                                               105,160             105,160
  Computer equipment                                                    209,574             209,574
                                                                   ------------        ------------
                                                                        334,615             334,615
  Less accumulated depreciation                                        (288,141)           (271,411)
                                                                   ------------        ------------
                                                                         46,474              63,204
                                                                   ------------        ------------

Other Assets
  Intangible assets, net of accumulated amortization
   of $111,159 and $66,236                                              866,761             911,684
  Other assets                                                              875                 875
                                                                   ------------        ------------
    Total Other Assets                                                  867,636             912,559
                                                                   ------------        ------------

                                                                   $  2,821,889        $  3,387,530
                                                                   ============        ============



          See accompanying notes to consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                  As of March 31, 1999 and December 31, 1998


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                     March 31,
                                                                       1999            December 31,
                                                                    (Unaudited)            1998
                                                                   ------------        ------------
Current liabilities
  Notes payable - bank                                             $    298,810        $    283,689
  Notes payable - others                                                824,968             958,724
  Convertible notes payable                                             600,000             600,000
  Accounts payable                                                      670,561           1,054,079
  Accrued expenses                                                      245,328             130,303
                                                                   ------------        ------------
    Total Current Liabilities                                         2,639,667           3,026,795
                                                                   ------------        ------------

Long-term debt                                                        2,065,000           2,065,000
                                                                   ------------        ------------


Stockholders' equity (Deficit)
  Series B, 10% Cumulative Convertible Preferred Stock,
   $.01 par value; authorized 110,000 shares; issued and
   outstanding 1,000 shares, aggregate liquidation preference
   of $50,000                                                                10                  10
  Series C, Convertible Preferred Stock, $.01 par value;
   authorized 450 shares; issued and outstanding 50 shares,
   aggregate liquidation preference of $50,000                                1                   1

  Common stock, $.0001 par value; authorized 30,000,000
   shares; issued and outstanding  12,589,928 and 12,056,428
   shares                                                                 1,259               1,206

  Additional paid-in-capital                                         24,133,620          24,064,868
  Accumulated deficit                                               (26,017,668)        (25,770,350)
                                                                   ------------        ------------
    Total Stockholders' Equity (Deficit)                             (1,882,778)         (1,704,265)
                                                                   ------------        ------------

                                                                   $  2,821,889        $  3,387,530
                                                                   ============        ============


          See accompanying notes to consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                               1999            1998
                                                            -----------     -----------
Net revenues                                                $   839,698     $   346,836

Cost of sales                                                   410,510         268,572
                                                            -----------     -----------

      Gross profit                                              429,188          78,264
                                                            -----------     -----------

Operating expenses
  Research and development                                       10,428          61,359
  Sales and marketing                                           430,068         258,097
  General and administrative                                    392,403         723,491
                                                            -----------     -----------
    Total operating expenses                                    832,899       1,042,947
                                                            -----------     -----------

    Loss from operations                                       (403,711)       (964,683)

Other income (expense)
  Other income (expense)                                        270,280            (385)
  Interest income                                                    22          30,826
  Interest expense                                             (113,909)        (47,569)
                                                            -----------     -----------
    Total other income (expense)                                156,393         (17,128)
                                                            -----------     -----------

    Loss before income tax expense                             (247,318)       (981,811)

State income tax expense                                              -           3,200
                                                            -----------     -----------

Net loss                                                       (247,318)       (985,011)
Deemed dividend to preferred shareholders                             -        (163,728)
                                                            -----------     -----------
Net loss allocable to common shareholders                      (247,318)     (1,148,739)
                                                            ===========     ===========

Loss per share - basic and diluted                          $     (0.02)    $     (0.17)
                                                            ===========     ===========

Weighted average number of common shares outstanding         12,187,511       6,856,961
                                                            ===========     ===========

          See accompanying notes to consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Three Months Ended March 31, 1999
                                  (Unaudited)

                                 Series B          Series C
                                Convertible       Convertible
                              Preferred Stock    Preferred Stock      Common Stock      Additional
                              ---------------    ---------------   ------------------     Paid-in     Accumulated
                              Shares   Amount    Shares   Amount     Shares    Amount     Capital       Deficit       Total
                              ------- -------    ------- -------   ---------- -------   -----------   ------------  -----------
Balance, January 1, 1999       1,000    $  10        50    $   1   12,056,428  $1,206   $24,064,868   $(25,770,350) $(1,704,265)

Exercise of stock options                                             533,500      53        68,752                      68,805

Net Loss                                                                                                  (247,318)    (247,318)
                              ------- -------    ------- -------   ---------- -------   -----------   ------------  -----------

Balance, December 31, 1998     1,000    $  10        50    $   1   12,589,928  $1,259   $24,133,620   $(26,017,668) $(1,882,778)
                              ======= =======    ======= =======   ========== =======   ===========   ============  ===========

         See accompanying notes to consolidated financial statements.

                VITAFORT INTERATIONAL CORPORTION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                            Three Months Ended March 31,
                                                                                1999             1998
                                                                             ---------      -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
    Net loss                                                                 $(247,318)     $  (985,011)
    Depreciation and amortization                                               61,653           51,081
    Stock options exercised for services                                        38,455                -
    Stock issued for services                                                        -           12,334
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable, net                                               255,522          270,340
        Inventories                                                           (147,101)         (66,400)
        Prepaid expenses and other current assets                               37,393           (7,955)
        Other assets                                                                 -           (1,100)
       Increase (decrease) in:
        Accounts payable                                                      (361,168)        (365,634)
        Accrued expenses                                                       120,025         (110,958)
                                                                             ---------      -----------
          Cash and cash equivalents used in operating activities              (242,539)      (1,203,303)
                                                                             ---------      -----------

Cash flows from investing activities:
  Purchase of equipment                                                              -           (8,757)
  Cash acquired through acquisition of Global International Sourcing                 -           75,462
                                                                             ---------      -----------
         Cash and cash equivalents used in investing activities                      -           66,705
                                                                             ---------      -----------

Cash flows from financing activities:
  Proceeds from issuance of stock                                                    -          499,000
  Repayments of notes payable, short term                                     (118,635)         (32,272)
  Advances to Global International                                                   -         (328,535)
  Repayments of notes payable                                                        -         (131,688)
                                                                             ---------      -----------
         Cash and cash equivalents (used in) provided by financing
          activities                                                           (87,635)           6,505
                                                                             ---------      -----------

Increase (decrease) in cash and cash equivalents                              (330,174)      (1,130,093)
Cash and cash equivalents, beginning of period                                 872,649        2,199,036
                                                                             ---------      -----------
Cash and cash equivalents, end of period                                     $ 542,475      $ 1,068,943
                                                                             =========      ===========

Supplemental  disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                                 $  67,441      $    47,569
    Income taxes                                                             $       -      $     3,200

Supplemental disclosure of non-cash operating, investing, and financing activities
    Stock issued for accounts payable                                        $  27,350      $   131,750
    Stock issued for prepaid consulting services                             $   3,000      $    61,666
    Stock issued for acquisition of marketing contract                       $       -      $    43,124
    Acquisition of Global International Sourcing:
         Assets acquired, net of cash                                        $       -      $   535,786
         Liabilities assumed, including $522,328 due to Vitafort             $       -      $   829,461

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

     As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     (d) Intangible assets, which are recorded at cost, are composed of debt issuance costs, acquisition costs of Auburn Farms and Natures Warehouse trademarks, and goodwill associated with the acquisition of Global International Sourcing, Inc. The acquisition costs associated with trademarks and goodwill are being amortized on a straight-line basis over twenty years. All other intangible assets are being amortized on a straight-line basis over periods not exceeding five years. These costs are reviewed by management periodically and written down to the value of the future benefit expected to be derived.

     (e) For the three months ended March 31, 1999 and 1998, basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Since options and warrants outstanding for all periods presented are anti-dilutive, basic and dilutive loss per share are the same amounts. Dividends on cumulative preferred stock are not material.

NOTE 3 - INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or market. Inventory consists of the following:

                                         March 31, 1999  December 31, 1998
                                         --------------  -----------------
   Finished goods                           $155,226         $118,524
   Packaging and raw material                188,478           78,079
                                            --------         --------
                                            $343,704         $196,603
                                            ========         ========


NOTE 4 - STOCKHOLDERS' EQUITY

     During the three month period ended March 31, 1999, the holders of stock options to purchase 533,500 shares of stock exercised these options as compensation for services rendered and to be rendered.


NOTE 5 - GOING CONCERN

     The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. Although the Company raised additional capital in 1998, it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operations in order to remain a viable entity. The Company's auditors have included an explanatory paragraph in their report for the year ended December 31, 1998 indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.


NOTE 6 - LITIGATION

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

     In connection with the acquisition of assets of Auburn Farms, Inc., ("AFI") in 1996, the Company acquired the intellectual property and certain claims of AFI. In May 1996, the Company filed an action in federal court alleging Lanham Act violations, misappropriation of trade secrets, unfair competition, conspiracy and related claims arising out of misappropriation of Auburn Farms' principal products by Auburn Farms co-packer, New Life Bakery ("New Life") and a principal competitor, Barbara's Bakery ("Barbara's"). The lawsuit was filed in the United States District Court for the Eastern District of California which is scheduled for trial in May 2000. Vitafort is seeking in excess of $10 million in damages based on claims of unfair competition, breach of contract, fraud among other claims. These claims arise from New Life's abrupt termination of production for Auburn Farms and its alleged conspiracy with Barbara's Bakery to make and distribute to natural food stores and other retailers products to which Auburn Farms (and Vitafort as successor) had contractual rights to distribute exclusively. It is also based on Barbara's Bakery's representations to brokers, distributors and consumers that it had the right to distribute these same food products. The Company has been advised by outside litigation counsel that evidence produced in discovery may support a request for punitive damages. The defendants have filed counterclaims against Vitafort and its Chief Executive Officer seeking $5 million in damages.

     On March 25, 1998, New Life and Barbara's purported to purchase from AFI's bankruptcy estate certain claims against Barbara's and New Life for $300,000. The purchased claims do not include any of the claims previously acquired by the Company. In a subsequent transaction, Vitafort acquired Sacramento Commercial Bank's interest in the litigation proceeds. The Company may be obligated to pay a portion of any recovery to the Company against New Life to AFI's bankruptcy estate and/or its creditors, as well as a portion of any recovery against any defendant to the Auburn Farms Vindication Limited Partners, LLP which is committed to funding a significant part of the litigation expense. The Company intends to pursue this litigation vigorously. There is no assurance given that the Company will receive any recovery. The Company believes that the distribution of the Auburn Farms products was substantially injured by unfair competition from Barbara's Bakery and New Life.

     Vitafort has secured up to $800,000 in off balance sheet financing for the litigation against New Life and Barbara's Bakery, including $600,000 from a newly-formed investment partnership, Auburn

Farms Vindication Partners, LLC, for the purpose of paying the legal fees and expenses of the pending litigation. The fee arrangement includes a limited, partial contingency arrangement with Jenner & Block, one of the nation's leading trial firms. Jenner & Block also represented Vitafort in the 1997 arbitration against The Keebler Company that resulted in Vitafort receiving $6.75 million in damages and attorneys' fees. Under the fee arrangements, the first proceeds received from the litigation if any, will go to repay the advancements of legal fees and expenses, including those made by the Company. Between 25% to 35% of any additional amounts may be paid to the investment partnership. Additionally, the law firm and investment group may collectively receive as much as $580,000 as additional compensation from a successful judgment in the litigation. These fee arrangements may materially decrease the value of any recovery to the Company.

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

     In addition to the items discussed in this note, the Company is a party to legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied) are typical for a company of its size and scope and financial condition, and that none of these proceedings are believed to be material to its financial condition or results of operations.

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


Three Months Ended March 30, 1999 and 1998
------------------------------------------

Results of Operations:

     The Company continues to focus on the development of new products and the repair of customer relationships. Progress was made in the development area for new products with the introduction in the second half of 1998 of "The Wizard of Oz" group of products. These products account for the sales increase when compared to the first quarter of 1998. However, the amount of this increase has not been sufficient to offset expenses and the overall results reflect a loss.

     New products offerings have significantly improved the gross profit margins. However, there can be no assurance that the Company can maintain any significant increased level of sales over any extended time periods.

     Development programs for new products continue, with the planned introduction of the "Peanut Squeeze" line for the third quarter of this year. While such introductions may have little, if any, impact in the quarter the product is introduced, due to the amount of time required for distribution into the channels, it should provide a cascading effect over future periods.

Net Revenues:

     For the three months ended March 31, 1999, net sales were $839,698 compared to $346,836 for the same period in 1998, an increase of $492,862 or 143%. This was due primarily to sales of "The Wizard of Oz" line of products.

Gross Profit:

     Gross profit increased from $78,264 for the three months ended March 31, 1998 to $429,188 for the three months ended March 31, 1999, an increase of $350,924 or 448%. Gross profit was 51.2% of net revenues for the quarter ended March 31, 1999, compared to 22.6% for the same period of 1998. This is due to the favorable mix of "The Wizard of Oz" products sold at much higher gross profit margins.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AS RESULTS OF OPERATIONS

                                  (Unaudited)


Operating Expenses:

     Research and Development - Total expenses for product development in the quarter ended March 31, 1999 were $10,428 compared to $61,359 for the same period in 1998, a decrease of $50,931. This is in line with the Company's on-going strategy to source from existing manufacturers and use their internal research and technical staff to develop the new products.


Sales and Marketing:

     Total sales and marketing expenses for the quarter ended March 31, 1999 were $430,068 compared to $258,097 for the three months ended March 31, 1998, an increase of $171,971. Increase expenses were primarily in the areas of freight, $85,606; sales promotion expenses, $68,416; and commissions $16,961, all related to sales volume growth.


General and Administrative:

     For the quarter ended March 31, 1999, total general and administrative expenses were $392,403 compared to $723,491 for the same quarter ended March 31, 1998, a decrease of $331,088. Significant cost reductions were primarily achieved in the following areas: legal, $144,374, due to off balance sheet financing of a litigation; consultants, $61,558, as part of the cost reduction program; management and staff salaries, $35,629, due to staffing reductions; and other miscellaneous items, $70,026.


Other Income (Expense):

     The interest expenses increased from $47,569 in 1998 to $113,909 in the first quarter of fiscal 1999 due to higher costs of lines of credit required to fund the Company's working capital needs.

     Other income of $270,280 reflects primarily re-negotiation of consulting contract costs of $139,490 that had been accrued, and reversal of old accounts payable of $130,790.


Liquidity and Capital Resources:

                                                              Three Months Ended
                                                                   March 31,
                                                            1999               1998
                                                         ---------          ----------
Net Cash Used for Operations                             $(242,539)        $(1,023,303)
Net Cash Provided by Investing Activities                        -              66,705
Net Cash Provided (Used in) by Financing Activities       (118,635)              6,505
Working Capital (Deficit)                                 (731,888)          1,178,066

     The Company continues to expend resources in the product development area for the scheduled introduction of new products. However, there is no guarantee that these products, once introduced in the market, will achieve the anticipated level of sales forecast by the Company nor reach the gross profit margin targeted by the Company for each of the products. In addition, while the Company has experienced less losses over the past twelve months, there is no guarantee that new co-packers will provide the Company with credit terms. Nor is there any assurance that the Company will be able to meet its future cash obligations without additional external funding and improved sales. Neither additional financing nor improved sales can be guaranteed to occur in the future. While the Company has made significant improvement in rebuilding customer relationships, the process has been slow and costly, and there is no guarantee that these customers will purchase products from the Company with the same enthusiasm that they have in the past.

     The Company continues to suffer recurring losses from operations as of March 31, 1999 and previously, and has not generated sufficient revenue-producing activity to sustain its operations. The Company has a working capital deficit of $731,888 as of March 31, 1999. The Company's independent certified public accountants have included a modification to their opinion, which indicates there is substantial doubt about the Company's ability to continue as a going concern. See "Note 5" to the consolidated financial statements for additional information. The Company is attempting to raise additional capital to meet future working capital requirements and launch new products, but may not be able to do so. The Company is also considering raising funds through off balance sheet financing for new products. Should the Company not be able to raise additional capital, it may have to curtail operations.

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



                      VITAFORT INTERNATIONAL CORPORATION
                      ----------------------------------
                                   (Company)



                               /s/ Mark Beychok
                        ------------------------------
                                 Mark Beychok
                            Chief Executive Officer


                              /s/ Fred Rigaud
                        ------------------------------
                                  Fred Rigaud
                        Acting Chief Financial Officer



                              Date: May 24, 1999