Form 10QSB
period 1999-06-30
VITAFORT INTERNATIONAL CORP
filed 1999-08-23
CIK 857139

                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                            FORM 10-QSB


          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999


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


Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 of during the preceding twelve months ended December 31, 1998 (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

	              Yes:  X		No:

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on August 20, 1999 is 15,058,383.

                            VITAFORT INTERNATIONAL CORPORATION

                                    CONTENTS


                        PART 1 - FINANCIAL INFORMATION

_____________________________________________________________________________

ITEM 1. Consolidated Financial Statements:

     	  Balance Sheets - June 30, 1999 and December 31, 1998              3-4

        Statements of Operations -
     	  Three Month Periods Ended June 30, 1999 and 1998   	              5
     	  Six Month Periods Ended June 30, 1999 and 1998                    6

     	  Statement of Stockholders' Equity (Deficit) -
	       Six Month Period Ended June 30, 1999                              7

     	  Statements of Cash Flows -
	       Six-Month Periods Ended June 30, 1999 and 1998                    8

     	  Notes to the Financial Statements             	                   9-12


ITEM 2. Management's Discussion and Analysis of Financial Condition
     	  and Results of Operations                                        12-15

                            PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                                 16-17

ITEM 5. Other Information                                                  17

        Signature                                                          18

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

             VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                  June 30, 1999 and December 31, 1998

                    ASSETS
                                               June 30,
                                                 1999          December 31,
                                               (Unaudited)        1998
                                               -----------     ------------
Current assets
  Cash and cash equivalents                   $  224,296       $   903,649
  Marketable securities                          142,486           250,000
  Accounts receivable, less allowance for
   doubtful accounts of $41,775                  293,965           929,006
  Litigation settlement receivable (Note 6)    1,200,000              -
  Inventories                                    356,215           196,603
  Prepaid expenses and other current assets      285,199           132,509
                                               ---------         ---------
    Total Current Assets                       2,502,161         2,411,767

Equipment
  Manufacturing equipment                         22,856            19,881
  Furniture and equipment                        105,160           105,160
  Computer equipment                             209,574           209,574
                                                --------           --------
                                                 337,590           334,615
  Less accumulated depreciation                 (304,872)         (271,411)
                                                ---------         ---------
                                                  32,718            63,204

Other Assets
  Intangible assets, net of accumulated
  amortization of $111,159 and $66,236           845,277           911,684
  Other assets                                       875               875
                                                 -------           -------
    Total Other Assets                           846,152           912,559

                                             $ 3,381,031       $ 3,387,530
                                             ===========       ===========









See accompanying notes to consolidated financial statements

             VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                 June 30, 1999 and December 31, 1998

             LIABILITIES AND STOCKHOLDERS' DEFICIT

                                               June 30,
                                                 1999          December 31,
                                               (Unaudited)         1998
                                              ------------     ------------
Current liabilities
  Notes payable - bank                         $    -         $   283,689
  Notes payable - others                        1,132,063         958,724
  Convertible notes payable                       600,000         600,000
  Accounts payable                                684,315       1,054,079
  Accrued expenses                                314,120         130,303
                                                ---------       ---------
    Total Current Liabilities                   2,730,498       3,026,795

Long-term debt                                  2,065,000       2,065,000


Stockholders' deficit
  Series B, 10% Cumulative Convertible
    Preferred Stock, $.01 par value;
    authorized 110,000 shares; issued and
    outstanding 1,000 shares, aggregate
    liquidation preference of $50,000                  10             10

  Series C, Convertible Preferred Stock,
    $.01 par value; authorized 450 shares;
    issued and outstanding aggregate
    liquidation preference of $50,000                   1              1
  Common stock, $.0001 par value;
    authorized 30,000,000 shares; issued
    and outstanding  14,101,428 and
    12,056,428 shares                                1,410           1,206
  Additional paid-in-capital                    24,299,994      24,064,868
  Accumulated deficit                          (25,715,882)    (25,770,350)
                                               ------------    -----------
    Total Stockholders' deficit                 (1,414,467)     (1,704,265)
                                               ------------    ------------
                                                $3,381,031      $3,387,530
                                               ===========      ==========

See accompanying notes to consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                    Three Months Ended
                                                        June 30,
                                                      1999       1998
                                                    --------------------
Net revenues                                       $ 273,550  $    403,158

Cost of sales                                        226,466       279,743

      Gross profit                                    47,084       123,415

Operating expenses
  Research and development                            11,728        78,225
  Sales and marketing                                353,009       488,247
  General and administrative                         481,365       750,183
                                                     -------     ---------
    Total operating expenses                         846,102     1,316,655
                                                     -------     ---------
    Loss from operations                            (799,018)   (1,193,240)

Other income (expense)
  Other income (expense)                               3,271       (60,000)
  Interest income                                        476         5,192
  Litigation recovery receivable, net of costs     1,200,000          -
  Interest expense                                  (102,943)      (50,337)
                                                    ---------     ---------
    Total other income (expense)                   1,100,804      (105,145)

    Income (loss) before income tax expense          301,786    (1,298,385)

State income tax expense                               -              -
                                                    --------    ----------
Net income (loss)                                    301,786    (1,298,385)
Deemed dividend to preferred shareholders               -         (279,250)
                                                    --------    ----------
Net income (loss) allocable to common shareholders   301,786    (1,577,635)
                                                   =========    ===========
Basic net income (loss) per common share            $   0.02     $   (0.22)

Basic weighted average shares of common stock     13,167,395      7,132,317

Diluted net income (loss) per common share          $   0.02     $    (0.22)

Diluted weighted average shares of common stock   15,312,523      7,132,317
                                                 ===========      =========


See accompanying notes to consolidated financial statements

            VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                    Six Months Ended
                                                         June 30,
                                                      1999      1998
                                                    -------   ----------
Net revenues                                        $1,113,248  $ 749,994

Cost of sales                                          636,976    548,315

      Gross profit                                     476,272    201,679

Operating expenses
  Research and development                              22,156    139,584
  Sales and marketing                                  783,077    746,334
  General and administrative                           873,768  1,473,731
                                                    ----------  ---------
    Total operating expenses                         1,679,001  2,359,659
                                                    ----------  ---------
    Loss from operations                            (1,202,729)(2,157,980)

Other income (expense)
  Other income (expense)                               273,551    (60,385)
  Interest income                                          498     36,017
  Litigation recovery receivable, net of costs       1,200,000       -
  Interest expense                                    (216,852)   (97,906)
                                                      --------    --------
    Total other income (expense)                     1,257,197   (122,274)

    Income (loss) before income tax expense             54,468 (2,280,254)

State income tax expense                                  -         3,143
                                                    ----------- ----------
Net income (loss)                                       54,468 (2,283,397)
Deemed dividend to preferred shareholders                 -      (422,978)
                                                     ----------  ---------
Net income (loss) allocable to common
   shareholders                                         54,468 (2,706,375)
                                                   ============  =========
Basic net income (loss) per common share             $   0.004    $ (0.39)

Basic weighted average shares of common stock       12,586,620  6,994,639

Diluted net income (loss) per common share           $    .004    $ (0.39)

Diluted weighted average shares of common stock     14,731,748  6,994,639
                                                    =========== ==========


See accompanying notes to consolidated financial statements

                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                           Six Months Ended June 30, 1999
                                  (Unaudited)

                              Series B        Series C
                             Convertible     Convertible
                           Preferred Stock   Preferred Stock    Common Stock
                           Shares    Amount  Shares Amount   Shares     Amount
                           ------    ------  ------ ------   -------    -------
Balance, January 1, 1999   1,000     $  10      50     $1   12,056,428  $ 1,206

Excercise of stock options                                   2,045,000      204

Net (Loss)
                           -----     -----   -----  -----   ----------  -------
Balance, January 30, 1999  1,000     $  10      50     $1   14,101,428  $ 1,410
                           =====     =====   =====  =====   ==========  =======


                            Additional
                             Paid-In          Accumulated
                             Capital            Deficit         Total
                            ----------        ------------   -------------
Balance, January 1, 1999   $24,064,868       $ (25,770,350)  $ (1,704,265)

Excercise of stock options     235,126                            235,330

Net income (loss)                                   54,468         54,468
                           -----------         ------------  -------------
Balance, June 30, 1999     $24,299,994       $ (25,715,882)  $ (1,414,467)
                           ===========         ============  =============


     See accompanying notes to consolidated financial statements

                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six Months Ended June 30,
                                                      1999       1998
                                                  ---------   -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
    Net income (loss)                                  $54,468  $(2,283,397)
    Depreciation and amortization                       99,868      111,094
    Stock options exercised for services               161,955         -
    Stock issued for services                             -         109,336
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable, net                       635,042      308,274
        Inventories                                   (159,612)    (265,245)
        Litigation recovery receivable              (1,200,000)        -
        Prepaid expenses and other current assets     (143,691)      95,350
        Other assets                                    (2,975)      (1,475)
       Increase (decrease) in:
        Accounts payable                              (305,599)    (130,912)
        Accrued expenses                               188,817     (106,558)
                                                     ----------  -----------
        Cash and cash equivalents used in operating
        activities                                    (671,727)  (2,163,533)

Cash flows from investing activities:
  Purchase of equipment                                   -         (22,510)
  Advances to related parties                             -         (13,954)
  Advances to Global International                      (4,789)    (285,385)
  Cash acquired through sale of
    marketable securities                              107,514          -
  Cash acquired through acquisition of
  Global International                                    -          75,462
                                                      --------     --------
  Cash and cash equivalents used in
  investing activities                                 102,725     (246,387)

Cash flows from financing activities:
  Proceeds from issuance of stock                         -         499,000
  Proceeds from notes payable, short term              173,339      400,000
  Repayments of line of credit                            -          25,825
  Repayments of notes payable                         (283,690)    (246,135)
                                                      ---------    ---------
  Cash and cash equivalents provided by
  financing activities                                (110,351)     678,690

Increase (decrease) in cash and cash equivalents      (679,353)  (1,731,230)
Cash and cash equivalents, beginning of period         903,649    2,199,036
                                                      --------  -----------
Cash and cash equivalents, end of period           $   224,296  $   467,806
                                                      ========   ==========
Supplemental  disclosure of cash flow information
  Cash paid during the period for:
    Interest                                       $   216,852  $    97,906
    Income taxes                                   $      -     $     3,143

Supplemental disclosure of non-cash operating,
  Investing and financing activities
  Stock issued for accounts payable                $    64,375  $   683,870
    Stock issued for prepaid consulting services   $     9,000  $      -
    Stock issued for acquisition of marketing
      contract                                     $      -     $    43,124
    Acquisition of Global International Sourcing:
    Assets acquired, net of cash                   $      -     $   535,786
    Liabilities assumed, including $522,328
    due to Vitafort                                $      -     $   829,461

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

As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes included in the fiscal 1998 form 10-KSB/A filing.

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

(g) For the three and six months ended June 30, 1999, basic and diluted income per share has been computed using the weighted average number of common shares outstanding during the period since all the potentially dilutive securities are anti-dilutive. Dividends on cumulative preferred stock are not material.

NOTE 3   INVENTORIES
Inventories are stated at the lower of cost (first in, first out) or market. Inventory consists of the following:

                                          June 30, 1999     December 31, 1998
Finished goods	                          $ 176,432	         $ 118,524
Packaging and raw materials                179,783 	           78,079
                                            ---------       ---------
                                        $  356,215          $ 196,603

NOTE 4 - STOCKHOLDERS' EQUITY

During the six month period ended June 30, 1999, the holders of stock options to purchase 1,045,000 shares of stock exercised these options as follows:

(a) 620,000 shares at prices ranging from $0.085 to $.50 in settlement of debts previously recorded as a liability.

(b) 335,000 shares at prices ranging from $0.10 to $0.40 in exchange for services rendered.

(c) 90,000 shares at a price of $0.10 as prepayment for future services to be rendered to the Company.

Also, the Company issued 1,000,000 shares at prices ranging from $0.085 to $0.50 as added compensation to various employees.

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

In December 1994, Lloyd Gauntt, who invested an aggregate of $75,000 in certain of the Company's private placements, initiated an action in Superior Court, Orange County, California against his stockbroker, two national brokerage firms, several companies in which he had invested; and, certain of those company's officers. Included among the defendants were the Company and its then Chief Executive Officer, Steve Westlund. The complaint seeks damages in an unspecified amount in excess of $500,000 and punitive damages in an unspecified amount in excess of $5,000,000. The Court dismissed the class action claims as to the Company and granted a motion that the claims against the brokerage firms and associated persons must be submitted to arbitration. The Plaintiff appealed that ruling and the appellate court affirmed the lower court ruling. The Company denies any liability to the plaintiff and intends to vigorously defend this action in the event the plaintiff seeks to pursue the arbitration. The Company notes that the plaintiff sold a portion of the securities he purchased from the Company, realizing a profit; that the balance of the securities became salable under Rule 144; and that, if sold, the Plaintiff 's losses might be as little as $15,000.

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

On August 3, 1999, the Company entered into litigation settlement agreements with Barbara's Bakery, Inc. ("Barbara's Bakery"), New Life Bakery, Inc. ("New Life"), Gil Pritchard, David Marson, James Marson, and Kim Walters (collectively the "Defendants") and resolved the Company's disputes with its insurers over coverage for Defendants' counterclaims against the Company and Mark Beychok. The lawsuit alleged that Barbara's Bakery had violated the Federal Lanham Act, and the California Unfair Competition Act, by improperly marketing toaster pastries, fruit juice sweetened cookies, and fig bars, and that New Life had breached an agreement with Auburn Farms, Inc., whose claims Vitafort purchased in 1996. Pursuant to the agreement with Defendants, Vitafort will receive gross proceeds of $2 million. Barbara's Bakery further agreed to withdraw from the toaster pastry business by discontinuing its Nature's Choice Toaster Pastry line by no later than November 30, 1999. Vitafort had secured up to $800,000 in off balance sheet financing for the litigation against New Life and Barbara's Bakery, including $600,000 from an investment partnership, Auburn Farms Vindication Partners, LLC, for the purpose of paying the legal fees and expenses of the pending litigation. The fee arrangement included a limited, partial attorney's fees and making payments to outside investors who funded the litigation, the Company will receive approximately $1,200,000. Each party to the litigation denies all libility and wrong doing in connection with the claims asserted in the pending litigation. The Company intends to use the proceeds of the settlement, when and if received, towards its working capital requirements.

In addition to the items discussed in this note, the Company is a party to legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied) typical for a company of its size and scope and financial condition, and that none of these proceedings are believed to be material to its financial condition or results of operations.

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

Three Months and Six Months Ended June 30, 1999 and 1998

Results of Operations:

In the second quarter, management targeted four critical areas to focus the Company's resources. The first initiative was to further develop the food broker infrastructure that would maintain the Company's current distribution and provide support and momentum for the new product introductions that were forthcoming. At the beginning of the quarter, the broker coverage for Vitafort products was less than 35%. With the appointment of Crossmark Sales and Marketing in 12 Midwest markets, the Company increased its broker representation to over 85% of U.S. markets. Crossmark is one of the leading brokerage companies in the food industry and will provide the support needed to execute the upcoming distribution initiatives of the new product introductions.

Product development during the second quarter included the introduction of the first squeezable peanutty snack at the Food Marketing Institute (FMI) trade show in May 1999. Subsequent to the second quarter, initial orders of "Peanut Squeeze" have been shipped to large retailers and wholesalers. In addition, the Company has received purchase orders from other leading retail chains such as Wal-Mart Supercenters and Bi-Lo.

Management has been presenting "Peanut Squeeze" to supermarket chain buyers and to date has received positive response. However, no assurance is given that these positive responses will result in purchase orders.

The Company's product development initiative also included the redesign of the packaging of "The Wizard of Oz" line of marshmallow snacks. The product line that generated significant percentage of the Company's sales over the previous two quarters lost momentum this quarter due to delays in the change of packaging and delays in the introduction of a new white marshmallow. This strategic redesign was implemented to create uniqueness among each of the five flavors (featuring a different character on each package) and to conform with Warner Bros. style guide, which was not available when the Company first
introduced this product line.   The initial response to both the new package
design and the white marshmallow has been very positive as the Company recently shipped (in August) its initial orders to Albertsons and Save-

Mart. Management feels that the Company has an opportunity in this category due to certain competitive advantages and market conditions, superior tasting white marshmallow, unique shapes and flavors, and "The Wizard of Oz" branded strategy. Management notes that the category leader recently filed for bankruptcy protection under chapter 11. Management believes that with the combined rollout of "Peanut Squeeze" and "The Wizard of Oz," the Company will enjoy additional leverage and attention from its brokers and retailers.

Logistical inefficiencies were also addressed in the second quarter as the Company changed location of its principal public warehouse from Laredo, TX to Quincy, IL. This location is centrally located to the Company's three major manufacturing facilities and is also centrally located to is customers throughout the country. Management believes that changing the location of the Company's warehouse will enable it to give better service to its customers and to achieve certain shipping efficiencies.

A final focal point was the subsequent settlement of the Barbara's Bakery, Inc. and New Life Bakery, Inc. litigation. Vitafort will receive net proceeds of approximately $1.2 million and Barbara's has agreed to withdraw from the toaster pastry category (see, Litigation). With Barbara's withdrawl from the category, Vitafort will diligently seek to position its brand "Toast N Jammers" in natural foods stores and natural foods sections of grocery stores throughout the country.

Management believes that with the settlement of the Barbara's litigation, the increased logistic efficiencies, the improved broker representation and the continued rollout of the Company's two key product lines (Peanut Squeeze and The Wizard of Oz), that the Company will begin an increase in revenues in the upcoming months. However, no assurances can be given that difficulties will not be encountered and increases will in fact occur.

Net Revenues:

For the three months ended June 30, 1999, net sales were $273,550 compared to $ 403,158 for the same period in 1998, a decrease of $129,608, or approximately 32%. This decrease in revenue was due to two significant factors: The first was the delays in the packaging changes of "The Wizard of Oz" marshmallows; and the second was the delay in the rollout of "Peanut Squeeze" caused by both capital constraints and production start-up delays. Subsequent to the second quarter, both of these problems have been resolved.

For the six months ended June 30, 1999, net sales were $1,113,248 compared to $749,994 for the same period in 1998, an increase of $363,254 or 48%. This was due primarily to sales of "The Wizard of Oz" line of products.

Gross Profit:

Gross profit decreased from $123,415 for the three months ended June 30, 1998 to $47,084 for the three months ended June 30, 1999, a decrease of $76,331 or 62%. Gross profit was 17% of net revenues for the quarter ended June 30, 1999, compared to 31% for the same period of 1998. This is due to special promotions run in the quarter to deplete the old packaging inventory of Wizard of Oz products.

Gross profit increased from $201,679 for the six months ended June 30, 1998 to $ 476,272 for the six months ended June 30, 1999, an increase of $274,593 or 136%. The increase is due to the favorable mix of the "Wizard of Oz" products sold at much higher profit margins.

Operating Expenses:

Research and Development - Total expenses for product development in the three months ended June 30, 1999 were $11,728 compared to $78,225 for the same period in 1998, a decrease of $66,497. This is in line with the Company's on-going strategy to source from existing manufacturers and use their internal research and technical staff to develop the new products.

Research and Development - Total expenses for product development in the six months ended June 30, 1999 were $22,156 compared to $139,584 for the same period in 1998, a decrease of $117,428.

Sales and Marketing:

Total sales and marketing expenses for the three months ended June 30, 1999 were $353,009 compared to $488,247 for the three months ended June 30, 1998, a decrease of $135,238. This decrease in expenses was primarily due to staffing reductions.

Total sales and marketing expenses for the six months ended June 30, 1999 were $783,077 compared to $746,344 for the six months ended June 30, 1998, an increase of $36,733.

General and Administrative:

For the three months ended June 30, 1999, total general and administrative expenses were $481,365 compared to $750,183 for the same quarter ended June 30, 1998, a decrease of $268,818. Significant cost reductions were primarily achieved in the following areas: legal, $216,860, due to off balance sheet financing of a litigation; consultants, $131,184, as part of the cost reduction program, offset by increase in benefit expenses of $76,600 and investors expenses of $63,359.

For the six months ended June 30, 1999, total general and administrative expenses were $873,768 compared to $1,473,731 for the same quarter ended June 30, 1998, a decrease of $599,963. Significant cost reductions were primarily achieved in the following areas: legal, $360,233, due to off balance sheet financing of a litigation; consultants, $192,743, as part of the cost reduction program.

Other Income (Expense):

The interest expenses increased from $50,337 in 1998 to $102,943 in the second quarter of fiscal 1999. Interest expenses also increased from $97,906 in 1998 to $216,852 for the six months ended June 30, 1999. This increase is due to higher costs of lines of credit required to fund the Company's working capital needs.

Other income of $273,551 for the six months ended June 30, 1999 reflects primarily re-negotiation of consulting contract costs of $139,490 that had been accrued, and reversal of old accounts payable of $130,790.

Liquidity and Capital Resources:

                                       	      							   Six  Months Ended
	                   					                                   June 30,
							                                                 1999        1998
                                                       ---------   ----------
Net Cash Used for Operations                           $(671,727)  $(2,163,533)
Net Cash Provided by Investing Activities                102,725      (246,387)
Net Cash Provided by (Used in) Financing Activities     (110,351)      678,690
Working Capital (Deficit)                               (228,337)      382,545

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

The Company continues to suffer recurring losses from operations as of June
30, 1999 and has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion, which indicates there is substantial doubt about the Company's ability to continue as a going concern. The
Company is attempting to raise additional capital to meet future working capital requirements and launch new products, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to curtail operations.

                         PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

In December 1994, Lloyd Gauntt, who invested an aggregate of $75,000 in certain of the Company's private placements, initiated an action in Superior Court, Orange County, California against his stockbroker, two national brokerage firms, several companies in which he had invested; and, certain of those company's officers. Included among the defendants were the Company and its then Chief Executive Officer, Steve Westlund. The complaint seeks damages in an unspecified amount in excess of $500,000 and punitive damages in an unspecified amount in excess of $5,000,000. The Court dismissed the class action claims as to the Company and granted a motion that the claims against the brokerage firms and associated persons must be submitted to arbitration. The Plaintiff appealed that ruling and the appellate court affirmed the lower court ruling. The Company denies any libility to the plaintiff and intends to vigorously defend this action in the event the plaintiff seeks to pursue the arbitration. The Company notes that the plaintiff sold a portion of the securities he purchased from the Company, realizing a profit; that the balance of the securities became salable under Rule 144; and that, if sold, the Plaintiff's losses might be as little as $15,000.

In April, 1997, the Company agreed in principle with ATCOLP INVESTMENT PARTNERS, a California Limited Partnership (the "Lender"), in which Donald Wohl, a Director of the Company at the time, is the general partner, for a loan in the amount of $300,000 (the "Loan"), to fund the payment of legal fees in connection with the Company's arbitration against The Keebler Company.
The loan was evidenced by a note which bears interest at the lesser of 15% per annum or the highest rate allowed by law with recourse solely to the net proceeds of the arbitration, if any. If the Company did not realize any net proceeds from the arbitration, the Loan would be canceled and the Lender would receive a warrant for the purchase of 400,000 shares of the Company's Common Stock at $0.01 per share. If the Loan was repaid through the application of the net proceeds of the arbitration, the Lender would receive warrants for the purchase of 200,000 shares of Common Stock at $0.01 per share and a percentage of net proceeds of the arbitration equal to 15% of the first $1,000,000 of net proceeds, but not less than $100,000; 20% of the net proceeds greater than $1,000,000 and less than $3,000,000; and, 25% of net proceeds above $3,000,000. The Loan was approved by the disinterested members of the Company's Board of Directors, and was on terms no less favorable to the Company than were available from non-affiliated lenders. A second proposal, from another source, contained terms which would have required the Company to pay $2,050,000 in fees based on the actual award, repay the $300,000 advance, and be granted a warrant for 1,000,000 shares of the Company's common stock at an exercise price of $1.00. The loan amount of $300,000 was repaid upon settlement of the litigation in June 1997 and receipt of funds in July 1997, plus $1,236,883 in conformity with the agreed upon formula, plus a warrant for 200,000 shares of the Company's common stock at a $0.01 per share.

In connection with the acquisition of assets of Auburn Farms, Inc. ("AFI") in 1996, the Company acquired the intellectual property and certain claims of AFI. In May 1996, the Company filed an action in Federal Court alleging Lanham Act violations, misappropriation of trade secrets, unfair competition, conspiracy and related claims arising out of misappropriation of Auburn Farms' principal products by Auburn Farms co-packer, New Life Bakery ("New Life") and a principal competitor, Barbara's Bakery ("Barbara's").

On August 3, 1999, the Company entered into litigation settlement agreements with Barbara's, New Life, Gil Pritchard, David Marson, James Marson, and Kim Walters (collectively the "Defendants") and resolved the Company's disputes with its insurers over coverage for Defendats' counterclaims against the Company and Mark Beychok. The lawsuit alleged that Barbara's Bakery had violated the Federal Lanham Act, and the Calfornia Unfair Competition Act, by improperly marketing toaster pastries, fruit juice sweetened cookies, and fig bars, and that New Life had breached an agreement with AFI whose claims Vitafort purchased in 1996. Pursuant to the agreement with Defendants, Vitafort will receive gross proceeds of $2 million. Barbara's further agreed to withdraw from the toaster pastry business by discontinuing its Nature's Choice Toaster Pastry line by no later than November 30, 1999. Vitafort had secured up to $800,000 in off balance sheet financing for the litigation against New Life and Barbara's, including $600,000 from an investment partnership, Auburn Farms Vindication Partners, LLC, for the purpose of paying the legal fees and expenses of the pending litigation. The fee arrangement inclued a limited, partial attorney's fees and making payments to outside investors who funded the litigation, the Company will receive approximately $1,200,000. Each party to the litigation denies all liability and wrong doing in connection with the claims asserted in the pending litigation. The Company intends to use the proceeds of the settlement, when and if received, towards its working capital requirements.

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

ITEM 5 -  Other Information

The Registrant hereby reports that Paul G. Cowen resigned from the Board of Directors on June 30, 1999.

                        VITAFORT INTERNATIONAL CORPORATION


                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                       VITAFORT INTERNATIONAL CORPORATION
                                (Company)





        		                 /s/ Mark Beychok
                              Mark Beychok
                           Chief Executive Officer


         		                /s/ Fred Rigaud
                              Fred Rigaud
                      Acting Chief Financial Officer





Date:   August 23, 1999