Form 10QSB
period 1999-09-30
VITAFORT INTERNATIONAL CORP
filed 1999-11-16
CIK 857139

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-QSB


         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999


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

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on November __, 1999 is ______________.

                       VITAFORT INTERNATIONAL CORPORATION

                                     CONTENTS


PART 1 - FINANCIAL INFORMATION

_____________________________________________________________________________

ITEM 1.	Consolidated Financial Statements:

            Balance Sheets - September 30, 1999 and December 31, 1998 	3

		Statements of Operations -
		Three-Month Periods Ended September 30, 1999 and 1998

            Nine-Month Periods Ended September 30, 1999 and 1998

		Statement of Stockholders' Equity (Deficit) -
		Nine Month Period Ended September 30, 1999

		Statements of Cash Flows -
		Nine-Month Periods Ended September 30, 1999 and 1998

		Notes to the Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations



PART II - OTHER INFORMATION



ITEM 1.	Legal Proceedings
ITEM 5.	Other Information
Signature















                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
              As of  September 30, 1999 and December 31, 1998

ASSETS
                                              September 30,
                                                   1999      December 31,
                                               (Unaudited)       1998
                                               ----------    -----------
Current assets
Cash and cash equivalents                      $1,327,033    $   903,649
Marketable securities                              55,000        250,000
Accounts receivable, less allowance
 for doubtful accounts of $82,106                 538,441        929,006
Other Receivables                                  96,659               -
Inventories                                       519,749        196,603
Prepaid expenses and other current assets         544,084        132,509
                                               ----------    -----------
Total Current Assets                            3,080,966      2,411,767
Equipment
Manufacturing equipment                           110,824         19,881
Furniture and equipment                           105,160        105,160
Computer equipment                                209,574        209,574
                                               ----------    -----------
                                                  425,558        334,615
Less accumulated depreciation                    (323,039)      (271,411)
                                               ----------    -----------
                                                  102,519         63,204
Other Assets
Intangible assets, net of accumulated
  amortization of $121,224 and $66,236            781,148        911,684
Other assets                                          875            875
                                               ----------    -----------
    Total Other Assets                            782,023        912,559
                                               ----------    -----------
                                               $3,965,508    $ 3,387,530
                                               ==========    ===========

See accompanying notes to consolidated financial statements

            VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
            As of September 30, 1999 and December 31, 1998

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  September 30,
                                                      1999       December 31,
                                                   (Unaudited)        1998
                                                 ------------     -----------
Current liabilities
Notes payable - bank                                              $   283,689
Notes payable - others                              $1,790,493        958,724
Convertible notes payable                              375,000        600,000
Accounts payable                                       825,869      1,054,079
Accrued expenses                                       385,755        130,303
                                                 -------------    -----------

    Total Current Liabilities                        3,377,118      3,026,795
Long-term debt                                             -        2,065,000

Minority interest                                      501,165              -

Stockholders' equity
Series B, 10% Cumulative Convertible
Preferred Stock, $.01 par value; authorized
110,000 shares; issued and outstanding
1,000 shares, aggregate liquidation
preference of $50,000                                       10             10
Series C, Convertible Preferred Stock, $.01
par value; authorized 450 shares; issued
and outstanding 50 shares, aggregate
liquidation preference of $50,000                            1              1
Common stock, $.0001 par value; authorized
30,000,000 shares; issued and outstanding
17,517,288 and 12,056,428 shares                         1,752          1,206
Additional paid-in-capital                          25,039,134     24,064,868
Accumulated deficit                                (24,953,672)   (25,770,350)
                                                 -------------    -----------

    Total Stockholders' Equity                          87,225     (1,704,265)
                                                 ------------     -----------

Total Liabilities & Stockholders' Equity         $   3,965,508    $ 3,387,530
                                                  ============     ==========

See accompanying notes to consolidated financial statements

          VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                    Three Months Ended
                                                    September 30,
                                                       1999         1998
                                                    ---------   ----------
Net revenues                                        $ 738,437   $  805,511

Cost of sales                                         524,677      403,092
                                                    ---------   ----------
      Gross profit                                    213,761      402,419
Operating expenses
  Research and development                             34,159      140,667
  Sales and marketing                                 496,873      621,708
  General and administrative                          520,616      647,295
                                                    ---------   ----------
    Total operating expenses                        1,051,647    1,409,670

    Loss from operations                             (837,887)  (1,007,251)

Other income (expense)
  Other income (expense)                              145,073          385
  Interest income                                       6,000        2,834
  Other income - forgiveness                        1,478,239            -
  Interest expense                                    (36,871)     (51,296)
                                                    ----------  -----------
    Total other income (expense)                    1,599,276      (48,077)

    Income (loss)  before income tax expense          761,389   (1,055,328)

State income tax expense                                 (820)         207
                                                    ----------  -----------
Net income (loss)                                     762,209   (1,055,535)
Deemed dividend to preferred shareholders                 -       (279,250)
                                                    ----------  -----------
Net income (loss) allocable to common
  shareholders                                        762,209   (1,334,785)
                                                    ==========  ===========
Basic and diluted net income (loss) per
  common share                                        $  0.05    $   (0.18)
                                                     ========    ==========
Basic and diluted  weighted average shares
  of common stock                                    14,359,168   7,547,094
                                                     =========    =========

See accompanying notes to consolidated financial statements

          VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                          Nine Months Ended
                                                          September 30,
                                                           1999          1998
                                                       -----------  ---------
Net revenues                                           $1,851,685  $1,555,505

Cost of sales                                           1,161,653     951,407
                                                       ----------    --------
      Gross profit                                        690,033     604,098
Operating expenses
  Research and development                                 56,315     280,251
  Sales and marketing                                   1,279,950   1,368,052
  General and administrative                            1,394,384   2,121,027
                                                       ----------  ----------
    Total operating expenses                            2,730,648   3,769,330

    Loss from operations                               (2,040,616 ) 3,165,232)
Other income (expense)
  Other income (expense)                                1,345,073     (60,000)
  Interest income                                           6,498      38,851
  Minority interest in net loss of
    Consolidated subsidiary                                 6,835
  Other income-forgiveness                              1,751,790          -
  Interest expense                                       (253,723)   (149,202)
                                                       ----------  ----------
    Total other income (expense)                        2,856,474    (170,351)

    Income (loss)  before income tax expense              815,858  (3,335,583)

State income tax expense                                     (820)      3,407
                                                       ----------- ----------
Net income (loss)                                         816,678  (3,338,990)
Deemed dividend to preferred shareholders
  (Note 10)                                                   -      (629,148)
                                                       ----------- ----------
Net income (loss) allocable to common
  shareholders                                            816,678  (3,968,138)
                                                       =========== ==========
Basic and diluted net income (loss) per
  common share                                           $  0.06    $   (0.55)
                                                       ===========  ==========
Basic and diluted  weighted average shares of
  of common stock                                       14,785,893   7,178,791
                                                       ===========   =========

See accompanying notes to consolidated financial statements

         VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                Nine Months Ended June 30, 1999

                             Series B Convertible        Series C Convertible
                             Preferred Stock              Preferred Stock
                             Shares         Amount            Shares
Amount
                             -----------    ----------      -----------   ---
Balance, January 1, 1999           1,000   $       10              50  $  1
Exercise of stock options
Net Income / (Loss)
                              ----------   ----------      ----------  -----
Balance, June 30, 1999             1,000   $       10              50  $  1
                               ==========  ===========      ==========  =====

                                                            Additional
                              Common Stock                    Paid-in
                                 Shares         Amount        Capital
                               -----------   -----------   ------------
Balance, January 1, 1999          12,056,428   $    1,206    $24,064,868
Exercise of stock options          5,460,860          546        974,812
Net Income / (Loss)
                               ------------  -----------   ------------
Balance, June 30, 1999            17,517,288   $    1,410    $25,039,134
                                ===========    ==========    ===========

                                Accumulated
                                    Deficit         Total
                                -----------   -----------
Balance, January 1, 1999        (25,770,350)   (1,704,265)
Exercise of stock options                         974,812
Net Income / (Loss)                 816,678       831,562
                               ------------   -----------
Balance, June 30, 1999          (24,953,672)       87,225
                               ============   ===========

See accompanying notes to consolidated financial statements

            VITAFORT INTERATIONAL CORPORTION & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                        September 30,
                                                        1999        1998
                                                    -----------   -----------
Increase (Decrease) in Cash and Cash
  Equivalents
Cash flows from operating activities:
Net income(loss)                                    $  831,563   $(3,338,990)
Depreciation and amortization                          119,798       136,207
Prior year adjustment                                 (130,319)
Stock issued for services                                  -         214,706
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable,  net                              390,566       105,500
Inventories                                           (214,547)     (332,522)
Prepaid expenses and other current assets             (309,472)       57,983
Other assets                                           (96,659)         (875)
Increase (decrease) in:
Accounts payable                                      (369,945)      503,584
Accrued expenses                                       240,452      (284,188)
                                                    -----------  ------------
Cash and cash equivalents used in operating
  activities                                           461,436    (2,938,595)

Cash flows from investing activities:
Proceeds from disposal of equipment                        -
Purchase of equipment                                  (90,942)      (42,392)
Advances to related parties                                -              -
Advances to Global International                            (0)           -
Product acquisition costs                                  -              -
Advances to related parties                                             (468)
Advances to Global International                                    (285,385)
Cash acquired through sale of marketable
 securities                                            195,000             -
Cash acquired through acquisition of Global
 International Sourcing                                    -           75,462
                                                    -----------  ------------
Cash and cash equivalents used in investing
 activities                                            104,058      (252,783)

            VITAFORT INTERATIONAL CORPORTION & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                      Nine Months Ended
                                                        September 30,
                                                        1999        1998
                                                    -----------   -----------
Cash flows from financing activities:
Proceeds from issuance of stock                      1,098,812        499,000
Proceeds from notes payable, short term                606,769        684,363
Proceeds from APIC                                     500,000
Repayments of notes payable                         (2,348,690)        36,363
                                                    -----------   -----------
Cash and cash equivalents provided by
  financing activities                                (143,109)     1,219,726

Increase (decrease) in cash and cash
  equivalents                                          422,385    (1,971,652)
Cash and cash equivalents, beginning of period         903,649      2,199,036
                                                    ----------   ------------
Cash and cash equivalents, end of period            $1,326,034    $   227,384
                                                    ==========    ===========
Supplemental  disclosure of cash flow
  information
Cash paid during the period for:
Interest                                            $  293,424    $   149,202
Income taxes                                        $      820    $   (3,407)

Supplemental disclosure of non-cash operating,
  investing, and financing activities
Stock issued for accounts payable                                 $   519,692
Stock issued for prepaid consulting services                      $   102,602
Stock issued for acquisition of marketing                         $    43,125
  contract
Acquisition of Global International Sourcing:
Assets acquired, net of cash                        $        -    $   535,786
Liabilities assumed, including $522,328 due
  to Vitafort                                       $        -    $   829,461



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

As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes included in the fiscal 1998 filing.

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

(g) For the nine months ended September 30, 1999, basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Dividends on cumulative preferred stock are not material.

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost (first in, first out) or market. Inventory consists of the following:

                                 September 30, 1999   December 31, 199
                                ------------------   -----------------

Finished goods	                       $ 320,457	   $ 118,524
Packaging and raw material	             199,292	      78,079
                                         ---------      ----------
                                         $ 519,749	   $ 196,603
                                          ========       =========

NOTE 4 - STOCKHOLDERS' EQUITY

During the nine month period ended September 30, 1999, the holders of stock options to purchase 5,460,860 shares of stock exercised these options as follows:

(a) 2,050,316 shares at prices ranging from $0.085 to $1.00 in settlement of debts previously recorded as a liability.

(b) 788,500 shares at prices ranging from $0.085 to $0.40 in exchange for services rendered.

(c) 386,187 shares at prices ranging from $0.10 to $0.25 as prepayment for future services to be rendered to the Company.

(d) 1,235,857 shares at $0.44 to convert the remaining convertible debt of $ 543,775 owed to Terra Healthy Living, Ltd. Also, the Company issued 1,000,000 shares at prices ranging from $0.085 to $0.50 as added compensation to various employees.

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

On August 3, 1999, the Company entered into litigation settlement agreements with Barbara's Bakery, Inc. ("Barbara's Bakery"), New Life Bakery, Inc. ("New Life"), Gil Pritchard, David Marson, James Marson, and Kim Walters (collectively the "Defendants") and resolved the Company's disputes with its insurers over coverage for Defendants' counterclaims against the Company and Mark Beychok. The lawsuit alleged that Barbara's Bakery had violated the Federal Lanham Act, and the California Unfair Competition Act, by improperly marketing toaster pastries, fruit juice sweetened cookies, and fig bars, and that New Life Bakery had breached an agreement with Auburn Farms, Inc., whose claims Vitafort purchased in 1996. Barbara's Bakery further agreed to withdraw from the toaster pastry business by discontinuing its Nature's Choice Toaster Pastry line by no later than November 30, 1999. Vitafort had secured up to $800,000 in off balance sheet financing for the litigation against New Life and Barbara's Bakery, including $600,000 from an investment partnership, Auburn Farms Vindication Partners, LLC, for the purpose of paying the legal fees and expenses of the pending litigation. The fee arrangement included a limited, partial contingency arrangement with the Chicago-based law firm of Jenner & Block. After paying attorneys' fees and making payments to outside investors who funded the litigation, the Company will receive [has received ???] approximately $1,200,000. Each party to the litigation denies all liability and wrongdoing in connection with the claims asserted in the pending litigation. The Company intends to use the proceeds of the settlement towards its working capital requirements.

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

Three Months and Nine Months Ended September 30, 1999 and 1998

Results of Operations:

In the third quarter, management achieved the objective that it had set in the second quarter as critical issues to resolve in order to establish a sound base for the launch of its new products. First, the network of food brokers was significantly improved with the appointment of Crossmark Sales and Marketing in several markets in the Midwest, Southeast and Southwest regions. As such, the Company increased its broker representation to over 85% of U.S. markets. At the beginning of the quarter, the broker coverage for Vitafort's products was less than 35%. Crossmark is one of the leading brokerage companies in the food industry and will provide the Vitafort sales team with the support needed to execute the upcoming distribution initiatives of the new product introductions.

During the third quarter, the Company introduced its new "Peanut Squeeze" line, as well as the repackaged "The Wizard of Oz" marshmallows and a new white marshmallow, to ten major grocery and leading retail chains across the country. The initial reception of the product in the market place has been positive and reorders have already been received from Wal-Mart and other wholesalers.

The new sales force is aggressively continuing its presentations of "Peanut Squeeze" and the repackaged marshmallows to supermarket chain buyers and is generating new distribution. The initial response to both the new package design and the while marshmallow has been very positive, as the Company recently shipped its initial orders to Albertsons and Save-mart. Management feels the Company has a tremendous opportunity in this category due to certain competitive advantages and market conditions, superior tasting white marshmallow, unique shapes and flavors, "the Wizard of Oz" branded strategy. Management notes that the category leader recently filed for bankruptcy protection under Chapter 11.

Management believes that, with the combined rollout of "Peanut Squeeze" and "the Wizard of Oz," the Company will enjoy additional leverage and attention from both its brokers and retailers.

Management believes that with the settlement of the Barbara's litigation, the increased logistics efficiencies, the improved broker representation and the continued rollout of the Company's two key product lines (Peanut Squeeze and The Wizard of Oz), the Company will experience significant increase in revenue in the upcoming months. However, no assurance can be given that difficulties will not be encountered and increases will in fact occur.

Net Revenues:

	For the three months ended September 30, 1999, net sales were $738,437 compared to $805,511 for the same period in 1998, a decrease of $67,074, or approximately 8%. This decrease in revenue was due to delay in the redesigning of the packaging for "The Wizard of Oz" marshmallows.

For the nine months ended September 30, 1999, net sales were $1,851,685 compared to $1,555,505 for the same period in 1998, an increase of $296,180 or 19%. This was due primarily to sales of "Peanut Squeeze" to new distribution.

Gross Profit:

Gross profit decreased from $402,419 for the three months ended September 30, 1998 to $213,761 for the three months ended September 30, 1999, a decrease of $188,658 or 47%. Gross profit was 29% of net revenues for the quarter ended September 30, 1999, compared to 50% for the same period of 1998. This is due to start-up costs incurred as a result of the launch of "Peanut Squeeze."

Gross profit increased from $604,098 for the nine months ended September 30, 1998 to $690,033 for the nine months ended September 30, 1999, an increase of $85,935 or 14%. The increase is due to the favorable mix of selling marshmallows and "peanut squeeze' which have lower cost of goods ratios.

Operating Expenses:

Research and Development - Total expenses for product development in the three months ended September 30, 1999 were $34,159 compared to $140,667 for the same period in 1998, a decrease of $106,508 or 76%. This is in line with the Company's on-going strategy to source from existing manufacturers and use their internal research and technical staff to develop the new products.

Research and Development - Total expenses for product development in the nine months ended September 30, 1999 were $56,315 compared to $280,251 for the same period in 1998, a decrease of $223,936 or 80%.

Sales and Marketing:

Total sales and marketing expenses for the three months ended September
30, 1999 were $496,873 compared to $621,708 for the three months ended September 30, 1998, a decrease of $124,835 or 20%. This decrease in expenses was primarily due to lower staffing costs and consultant expenses.

Total sales and marketing expenses for the nine months ended September 30, 1999 were $1,279,950 compared to $1,368,052 for the nine months ended September 30, 1998, a decrease of $88,102 or 6%.

General and Administrative:

For the three months ended September 30, 1999, total general and administrative expenses were $520,616 compared to $647,295 for the same quarter ended September 30, 1998, a decrease of $126,679 or 20%. Significant cost reductions were primarily achieved in the following areas: wages, $74,000 due to reduction of staff; consultants, $50,000; legal and accounting, $15,000.

For the nine months ended September 30, 1999, total general and administrative expenses were $1,394,384 compared to $2,121,026 for the same period ended September 30, 1998, a decrease of $726,643 or 34%. Significant cost reductions were primarily achieved in the following areas: legal, $468,691, due to off balance sheet financing of a litigation; consultants, $290,810, as part of the cost reduction program.

Other Income (Expense):

The interest expenses decreased from $51,296 for the same period in 1998 to $36,871 in the three months ended September 30, 1999, due to the forgiveness of interest accrued on a note payable to Terra Healthy Living, Ltd.

Interest expenses increased from $149,202 for the same period in 1998 to $253,723 for the nine months ended September 30, 1999. This increase is due to higher costs of lines of credit required to fund the Company's working capital needs.

Other income was $1,636,147 for the three months ended September 30, 1999, compared to $3,219 for the three months ended September 30, 1998. The increase of $1,632,928 is due to a partial forgiveness of debt by Terra Healthy Living, Ltd. Of $1,521,225 of a note payable in the amount of $2,065,000 and to additional forgiveness of payables to vendors.

Other income was $3,110,196 for the nine months ended September 30, 1999 is due primarily to a litigation recovery from Barbara's Bakery of $1,260,632 and the forgiveness of debt by Terra Healthy Living, Ltd. In the amount of $1,521,225.

Liquidity and Capital Resources:

	      							   Nine Months Ended
									     September 30,
							              1999         1998
                                                   ---------    ------------
Net Cash Provided by Operations                  $  461,435    $  (2,938,595)
Net Cash Used In Investing Activities               104,058      	  (252,783)
Net Cash Provided by (Used in) Financing
  Activities                                       (142,109) 	  1,219,726
Working Capital (Deficit)                          (296,152) 	     55,407

The Company has introduced its new line of "Peanut Squeeze" as well as the repackaged "The Wizard of Oz" marshmallows. The initial reaction to these products has been favorable, as new distribution is being achieved and reorders have been received from existing customers. However, there is no guarantee that these products, once introduced in the market, will achieve the anticipated level of sales forecast by the Company nor reach the gross profit margin targeted by the Company for each of the products. In addition, while the Company's financial condition has improved over the past twelve months, there is no guarantee that new co-packers will provide the Company with credit terms. Nor is there any assurance that the Company will be able to meet its future cash obligations without additional external funding and improved sales. Neither additional financing nor improved sales can be guaranteed to occur in the future. While the Company has made significant improvement in rebuilding customer relationships, the process has been slow and costly, and there is no guarantee that these customers will purchase products from the Company with the same enthusiasm that they have in the past.

The Company continues to suffer recurring losses from operations as of September 30, 1999 and has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion, for the year ended December 31, 1998 which indicates there is substantial doubt about the Company's ability to continue as a going concern. See "Note 5" to the consolidated financial statements for additional information. The Company is attempting to raise additional capital to meet future working capital requirements and launch new products, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to curtail operations.

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

On August 3, 1999, the Company entered into litigation settlement agreements with Barbara's Bakery, Inc. ("Barbara's Bakery"), New Life Bakery,
Inc. ("New Life"), Gil Pritchard, David Marson, James Marson, and Kim Walters
(collectively the "Defendants") and resolved the Company's disputes with its insurers over coverage for Defendants' counterclaims against the Company and Mark Beychok. The lawsuit alleged that Barbara's Bakery had violated the Federal Lanham Act, and the California Unfair Competition Act, by improperly marketing toaster pastries, fruit juice sweetened cookies, and fig bars, and that New Life Bakery had breached an agreement with Auburn Farms, Inc., whose claims Vitafort purchased in 1996. Barbara's Bakery further agreed to withdraw from the toaster pastry business by discontinuing its Nature's
Choice Toaster Pastry line by no later than November 30, 1999. Vitafort had secured up to $800,000 in off balance sheet financing for the litigation against New Life and Barbara's Bakery, including $600,000 from an investment partnership, Auburn Farms Vindication Partners, LLC, for the purpose of paying the legal fees and expenses of the pending litigation. The fee arrangement included a limited, partial contingency arrangement with the Chicago-based law firm of Jenner & Block. After paying attorneys' fees and making payments to outside investors who funded the litigation, the Company will receive approximately $1,200,000. Each party to the litigation denies all liability and wrongdoing in connection with the claims asserted in the pending litigation. The Company intends to use the proceeds of the settlement towards its working capital requirements.



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

ITEM 5 - Other Information

Effective September 13, 1999, pursuant to a Share Exchange and Reorganization
Agreement, the Company disposed all of the issued and outstanding shares of Hollywood Partners, Inc. a California corporation ("Operating Company") that previously operated as a wholly owned subsidiary of Vitafort International
Corporation. In consideration of the shares of the Operating Company, the Company received an aggregate of 5,000,000 shares of common stock form Hollywood
Partners.com, Inc. ("Hollywood"), a publicly traded Delaware corporation.  The
Operating Company is now a wholly owned subsidiary of Hollywood and Vitafort is the majority stockholder of Hollywood, holding 62.5% of Hollywood's issued and outstanding common stock.

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


Date:   November 15, 1999





                                        19
