Form 10QSB/A
period 1999-09-30
VITAFORT INTERNATIONAL CORP
filed 1999-12-01
CIK 857139

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

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on November 30, 1999 is 16,385,964.

                       VITAFORT INTERNATIONAL CORPORATION

                                     CONTENTS


PART 1 - FINANCIAL INFORMATION

_____________________________________________________________________________

ITEM 1.	Consolidated Financial Statements:

            Balance Sheets - September 30, 1999 and December 31, 1998 	3

		Statements of Operations -
		Three-Month Periods Ended September 30, 1999 and 1998       5

            Nine-Month Periods Ended September 30, 1999 and 1998	      6

		Statement of Stockholders' Equity  -                        7
		Nine Month Period Ended September 30, 1999

		Statements of Cash Flows -                                  8
		Nine-Month Periods Ended September 30, 1999 and 1998

		Notes to the Financial Statements	                    10-14

ITEM 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations                               14-17



PART II - OTHER INFORMATION



ITEM 1.	Legal Proceedings                                       18-19
ITEM 5.	Other Information                                          19

            Signature                                                  20

















                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
              As of  September 30, 1999 and December 31, 1998

ASSETS
                                              September 30,
                                                   1999      December 31,
                                               (Unaudited)       1998
                                               ----------    -----------
Current assets
Cash and cash equivalents                      $1,327,033    $   903,649
Marketable securities                              55,000        250,000
Accounts receivable, less allowance
 for doubtful accounts of $82,106
 and $41,775                                      538,441        929,006
Other Receivables                                  96,659              -
Inventories                                       519,749        196,603
Prepaid expenses and other current assets         544,084        132,509
                                               ----------    -----------
Total Current Assets                            3,080,966      2,411,767
Equipment
Manufacturing equipment                           110,824         19,881
Furniture and equipment                           105,160        105,160
Computer equipment                                209,574        209,574
                                               ----------    -----------
                                                  425,558        334,615
Less accumulated depreciation                    (323,039)      (271,411)
                                               ----------    -----------
                                                  102,519         63,204
Other Assets
Intangible assets, net of accumulated
  amortization of $121,224 and $66,236            781,148        911,684
Other assets                                          875            875
                                               ----------    -----------
    Total Other Assets                            782,023        912,559
                                               ----------    -----------
                                               $3,965,508    $ 3,387,530
                                               ==========    ===========

See accompanying notes to consolidated financial statements

            VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
            As of September 30, 1999 and December 31, 1998

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  September 30,
                                                      1999       December 31,
                                                   (Unaudited)        1998
                                                 ------------     -----------
Current liabilities
Notes payable - bank                                         -     $   283,689
Notes payable - other                               $1,790,493        958,724
Convertible notes payable                              375,000        600,000
Accounts payable                                       825,869      1,054,079
Accrued expenses                                       385,755        130,303
                                                 -------------    -----------

    Total Current Liabilities                        3,377,118      3,026,795

Long-term debt                                             -        2,065,000

Minority interest                                      183,666              -

Stockholders' equity
Series B, 10% Cumulative Convertible
Preferred Stock, $.01 par value; authorized
110,000 shares; issued and outstanding
1,000 shares, aggregate liquidation
preference of $50,000                                       10             10
Series C, Convertible Preferred Stock, $.01
par value; authorized 450 shares; issued
and outstanding 50 shares, aggregate
liquidation preference of $50,000                            1              1
Common stock, $.0001 par value; authorized
30,000,000 shares; issued and outstanding
17,517,288 and 12,056,428 shares                         1,752          1,206
Additional paid-in-capital                          25,356,634     24,064,868
Accumulated deficit                                (24,953,672)   (25,770,350)
                                                 -------------    -----------

    Total Stockholders' Equity (Deficit)               404,725     (1,704,265)
                                                 ------------     -----------

Total Liabilities & Stockholders' Equity         $   3,965,508    $ 3,387,530
                                                  ============     ==========

See accompanying notes to consolidated financial statements

          VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                    Three Months Ended
                                                    September 30,
                                                       1999         1998
                                                    ---------   ----------
Net revenues                                        $ 738,437   $  805,511
Cost of sales                                         524,677      403,092
                                                    ---------   ----------
      Gross profit                                    213,761      402,419
Operating expenses
  Research and development                             34,159      140,667
  Sales and marketing                                 496,873      621,708
  General and administrative                          520,616      647,295
                                                    ---------   ----------
    Total operating expenses                        1,051,648    1,409,670

    Loss from operations                             (837,888)  (1,007,251)
Other income (expense)
  Interest income                                       6,000        2,834
  Litigation recovery, net of costs                    60,632            -
  Minority interest in net loss
  of consolidated subsidiary                            6,835
  Interest expense                                    (36,871)     (50,911)
                                                    ----------  -----------
    Total other income (expense)                       36,596      (48,077)

    Income (loss) before income tax expense          (801,292)  (1,055,535)

    State income tax expense                                           207
                                                    --------    ----------
Net loss after tax, before extraordinary item        (801,292)   (1055,535)

Extraordinary item                                  1,563,501            -
                                                    ----------  -----------
Net income (loss)                                     762,209   (1,055,535)
Deemed dividend to preferred shareholders                 -       (279,250)
                                                    ----------  -----------
Net income (loss) allocable to common
  shareholders                                        762,209   (1,334,785)
                                                     ========   ===========
Basic and diluted net income (loss)
  per common share:
Loss before extraordinary items                         (0.06)       (0.18)
Extraordinary gain on extinguishment of debt             0.11            -
                                                     --------   -----------
Basic and diluted loss per common share               $  0.05    $   (0.18)
                                                     ========    ==========
Basic and diluted  weighted average shares
  of common stock                                    14,359,168   7,547,094
                                                     =========    =========

See accompanying notes to consolidated financial statements

          VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                          Nine Months Ended
                                                          September 30,
                                                           1999          1998
                                                       -----------  ---------
Net revenues                                           $1,851,685  $1,555,505
Cost of sales                                           1,161,653     951,407
                                                       ----------    --------
      Gross profit                                        690,033     604,098
Operating expenses
  Research and development                                 56,315     280,251
  Sales and marketing                                   1,279,950   1,368,052
  General and administrative                            1,394,384   2,121,027
                                                       ----------  ----------
    Total operating expenses                            2,730,648   3,769,330

    Loss from operations                               (2,040,616) (3,165,232)
Other income (expense)
  Interest income                                           6,498      38,851
  Litigation recovery, net of costs                     1,260,632     (60,000)
  Minority interest in net loss of
    consolidated subsidiary                                 6,835
  Interest expense                                       (253,723)   (149,202)
                                                       ----------  ----------
    Total other income (expense)                        1,020,242    (170,351)

    Income (loss) before income tax expense            (1,020,375) (3,335,583)

State income tax expense                                        -       3,407
                                                       ----------- ----------
Net loss after tax, before extraordinary item          (1,020,375) (3,338,990)
Extraordinary items                                     1,837,052           -
                                                       ----------   ----------
Net income (loss)                                         816,677  (3,338,990)
Deemed dividend to preferred shareholders                     -      (629,148)
                                                       ----------- ----------
Net income (loss) allocable to common
  shareholders                                            816,677  (3,968,138)
                                                       =========== ==========
Basic and diluted net income (loss) per
   common share:
  Loss before extraordinary item                            (0.07)      (0.55)
  Extraordinary gain on extinguishment of debt               0.13           -
                                                       ----------  -----------
Basic and diluted loss per common share                     $0.06      $(0.55)
                                                       ==========   ==========
Basic and diluted weighted average shares of
  of common stock                                       14,785,893   7,178,791
                                                       ===========   =========

See accompanying notes to consolidated financial statements

         VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                Nine Months Ended September 30, 1999

                             Series B Convertible        Series C Convertible
                             Preferred Stock              Preferred Stock
                             Shares         Amount            Shares
Amount
                             -----------    ----------      -----------   ---
Balance, January 1, 1999           1,000   $       10              50  $  1
Exercise of stock options
Contribution of equity of
Hollywood Partners.com
  by shareholders
Net Income
                              ----------   ----------      ----------  -----
Balance, September 30, 1999        1,000   $       10              50  $  1
                               ==========  ===========      ==========  =====

                                                            Additional
                              Common Stock                    Paid-in
                                 Shares         Amount        Capital
                               -----------   -----------   ------------
Balance, January 1, 1999          12,056,428   $    1,206    $24,064,868
Exercise of stock options          5,460,860          546        974,266
Contribution to equity of
Hollywood Partners.com
   by shareholders                                               317,500
Net Income
                               ------------  -----------   ------------
Balance, September 30, 1999       17,517,288   $    1,752    $25,356,634
                                ===========    ==========    ===========

                                Accumulated
                                    Deficit         Total
                                -----------   -----------
Balance, January 1, 1999        (25,770,350)   (1,704,265)
Exercise of stock options                         974,812
Contribution to equity of
Hollywood Partners.com
   by shareholders                                317,500
Net Income                          816,678       816,678
                               ------------   -----------
Balance, June 30, 1999          (24,953,672)      404,725
                               ============   ===========

See accompanying notes to consolidated financial statements

            VITAFORT INTERATIONAL CORPORTION & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                        September 30,
                                                        1999        1998
                                                    -----------   -----------
Increase (Decrease) in Cash and Cash
  Equivalents
Cash flows from operating activities:
Net income(loss)                                    $  816,677   $(3,338,990)
Adjustments to reconcile net income to
Cash and cash equivalents provided
By (used in) operating activities
Extraordinary item                                  (1,521,225)            -
Depreciation and amortization                          119,798       136,207
Minority interest in net loss of
  consolidated subsidiary                               (6,835)            -
Stock issued for services                              206,878       214,706

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net                               390,566       105,500
Inventories                                           (323,147)     (332,522)
Prepaid expenses and other current assets             (237,024)       57,983
Other assets                                           (96,659)         (875)
Increase (decrease) in:
Accounts payable                                      (218,983)      503,584
Accrued expenses                                       240,452      (284,188)
                                                    -----------  ------------
Cash and cash equivalents used in operating
  activities                                          (629,503)   (2,938,595)

Cash flows from investing activities:
Purchase of equipment                                  (90,942)      (42,392)
Advances to related parties                                  -          (468)
Advances to Global International                             -      (285,385)
Cash acquired through sale of marketable
 securities                                            195,000             -
Cash acquired through acquisition of Global
 International Sourcing                                    -           75,462
                                                    -----------  ------------
Cash and cash equivalents provided (used)
in investing                                           104,058      (252,783)

            VITAFORT INTERATIONAL CORPORTION & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                      Nine Months Ended
                                                        September 30,
                                                        1999        1998
                                                    -----------   -----------
Cash flows from financing activities:
Proceeds from issuance of stock                        125,750        499,000
Proceeds from notes payable, short term                606,769        720,726
Contribution to equity of subsidiary by
Shareholders                                           500,000              -
Repayments of notes payable                           (283,690)
                                                    -----------   -----------
Cash and cash equivalents provided  (used) by
  financing activities                                 948,829     1,219,726

Increase (decrease) in cash and cash
  equivalents                                          423,384    (1,971,652)
Cash and cash equivalents, beginning of period         903,649      2,199,036
                                                    ----------   ------------
Cash and cash equivalents, end of period            $1,327,033    $   227,384
                                                    ==========    ===========
Supplemental  disclosure of cash flow
  information
Cash paid during the period for:
Interest                                            $  253,723    $   149,202
Income taxes                                        $        -     $    3,407

Supplemental disclosure of non-cash operating,
  investing, and financing activities
Stock issued for accounts payable                   $  150,962    $   519,692
Stock issued for prepaid consulting services            72,447    $   102,602
Stock issued for repayment of debt                  $  543,775    $         -
Stock issued for acquisition of marketing
  contract                                          $        -    $    43,125
Acquisition of Global International Sourcing:
  Assets acquired, net of cash                      $        -    $   535,786
Liabilities assumed, including $522,328 due
  to Vitafort                                       $        -    $   829,461
Contribution to equity of subsidiary by
  Shareholders allocated to minority interest       $  132,500    $         -




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

As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1998.

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

(g) For the three and nine months ended September 30, 1999, basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Dividends on cumulative preferred stock are not material.

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
                                          ========       =========

NOTE 4 - EXTRAORDINARY ITEM
Extraordinary item reflects the forgiveness of a portion of a convertible note payable in the amount of $2,065,000 due to a shareholder of the Company. The amount forgiven is $1,521,225. The remaining indebtedness of $543,775 was converted into 1,235,857 shares of common stock at a price of $.44 per common share, the approximate fair market value at the time of conversion.

NOTE 5 - STOCKHOLDERS' EQUITY

During the nine month period ended September 30, 1999, the holders of stock options to purchase 5,460,860 shares of stock exercised these options as follows:

(a) 1,550,316 shares at prices ranging from $0.085 to $1.00 in settlement of $150,962 of debts previously recorded as a liability.

(b) 765,500 shares at prices ranging from $0.085 to $0.40 in exchange for $91,273 of services rendered.

(c) 396,187 shares at prices ranging from $0.10 to $0.25 as prepayment for $72,447 of future services to be rendered to the Company.

(d) 1,235,857 shares at $0.44 to convert the remaining convertible debt of $543,775 owed to Terra Healthy Living, Ltd.

(e) The Company issued 1,013,000 shares at prices ranging from $0.085 to $0.667 as additional compensation of $115,605 to various employees.

(f) A shareholder exercised 500,000 options at a price of $0.25.

NOTE 6 - LINE OF CREDIT

The Company does not have a line of credit, but the assets are still collateralized.

NOTE 7 - GOING CONCERN

The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. Although the Company raised additional capital in 1999, it has not generated sufficient revenue producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operations in order to remain a viable entity. The Company's auditors have included an explanatory paragraph in their report for the year ended December 31, 1998 indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

NOTE 8 - LITIGATION

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

On August 3, 1999, the Company entered into litigation settlement agreements with Barbara's Bakery, Inc. ("Barbara's Bakery"), New Life Bakery, Inc. ("New Life"), Gil Pritchard, David Marson, James Marson, and Kim Walters (collectively the "Defendants") and resolved the Company's disputes with its insurers over coverage for Defendants' counterclaims against the Company and Mark Beychok. The lawsuit alleged that Barbara's Bakery had violated the Federal Lanham Act, and the California Unfair Competition Act, by improperly marketing toaster pastries, fruit juice sweetened cookies, and fig bars, and that New Life Bakery had breached an agreement with Auburn Farms, Inc., whose claims Vitafort purchased in 1996. Barbara's Bakery further agreed to withdraw from the toaster pastry business by discontinuing its Nature's
Choice Toaster Pastry line by no later than November 30, 1999. Vitafort had secured up to $800,000 in off balance sheet financing for the litigation against New Life and Barbara's Bakery, including $600,000 from an investment partnership, Auburn Farms Vindication Partners, LLC, for the purpose of paying the legal fees and expenses of the pending litigation. The fee arrangement included a limited, partial contingency arrangement with the Chicago-based law firm of Jenner & Block. After paying attorneys' fees and making payments to outside investors who funded the litigation, the Company has received approximately $1,260,000. Each party to the litigation denies all liability and wrongdoing in connection with the claims asserted in the pending litigation. The Company intends to use the proceeds of the settlement towards its working capital requirements.

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

NOTE 9 - SHARE EXCHANGE AND REORGANIZATION

Effective September 13, 1999, pursuant to a share Exchange and Reorganization Agreement, Vitafort exchanged all of the issued and outstanding shares of Hollywood Partners, Inc., a California corporation that previously operated as a wholly owned subsidiary of the Company. In consideration, Vitafort received an aggregate of 5,000,000 shares of the common stock of Hollywood Partners and is now the majority stockholder of the new company with 62.5% of the company's issued and outstanding common stock. In connection with the transaction, Hollywood Partners, Inc. changed its name to Hollywood Partners.com, Inc.

NOTE 10 - SUBSEQUENT EVENTS

On October 12, 1999, the Company retired a convertible note in the amount of $375,000 plus accrued interest of $6,512.50.

During the months of October and November 1999, the Company received $1,500,000 from Terra Health Living, Ltd. One million dollars was invested in Swiss securities.

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

During the third quarter, the Company introduced its new "Peanut Squeeze" line, as well as the repackaged "The Wizard of Oz" marshmallows including a new white marshmallow, to ten major grocery and leading retail chains across the country. The initial reception of the product in the market place has been positive and reorders have already been received from Wal-Mart and other wholesalers.

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

Research and Development - Total expenses for product development in the nine months ended September 30, 1999 were $56,315 compared to $280,251 for the same period in 1998, a decrease of $223,936 or 80%. This decrease was also due to the Company's on-going strategy to source from existing manufacturers and use their internal research and technical staff to develop the new product.

Sales and Marketing:

Total sales and marketing expenses for the three months ended September 30, 1999 were $496,873 compared to $621,708 for the three months ended September 30, 1998, a decrease of $124,835 or 20%. This decrease in expenses was primarily due to lower staffing costs and consultant expenses.

Total sales and marketing expenses for the nine months ended September 30, 1999 were $1,279,950 compared to $1,368,052 for the nine months ended September 30, 1998, a decrease of $88,102 or 6%. This decrease in expenses was due to lower staffing costs and consultant expenses.

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

For the nine months ended September 30, 1999, total general and administrative expenses were $1,394,384 compared to $2,121,026 for the same period ended September 30, 1998, a decrease of $726,643. Significant cost reductions were primarily achieved in the following areas: legal, $468,691, due to off balance sheet financing of a litigation; consultants, $290,810, as part of the cost reduction program.

Other Income (Expense):

The interest expenses decreased from $50,911 for the same period in 1998 to $36,871 in the three months ended September 30, 1999, due to the forgiveness of interest accrued on a note payable to Terra Healthy Living, Ltd.

Interest expenses increased from $149,202 for the same period in 1998 to $253,723 for the nine months ended September 30, 1999. This increase is due to higher costs of lines of credit required to fund the Company's working capital needs.

Other income was $3,110,196 for the nine months ended September 30, 1999 due primarily to a litigation recovery from Barbara's Bakery of $1,260,632.

Extraordinary Item:

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

Liquidity and Capital Resources:

	      							   Nine Months Ended
									     September 30,
							              1999         1998
                                                   ---------    ------------
Net Cash Used for Operations                      $ (629,503)    $ (2,938,595)
Net Cash Provided by (Used in)
 Investing Activities                                104,058         (252,783)

Net Cash Provided by (Used in) Financing
  Activities                                         948,829 	  1,219,726
Working Capital (Deficit)                           (296,152) 	   (615,028)


The Company has introduced its new line of "Peanut Squeeze" as well as the repackaged "The Wizard of Oz" marshmallows. The initial reaction to these products has been favorable, as new distribution is being achieved and reorders have been received from existing customers. However, there is no guarantee that these products, once introduced in the market, will achieve the anticipated level of sales forecast by the Company nor reach the gross profit margin targeted by the Company for each of the products. In addition, while the Company's financial condition has improved over the past twelve months primarily as a result of a litigation settlement, there is no guarantee that new co-packers will provide the Company with credit terms.
Nor is there any assurance that the Company will be able to meet its future cash obligations without additional external funding and improved sales. Neither additional financing nor improved sales can be guaranteed to occur in the future. While the Company has made significant improvement in rebuilding customer relationships, the process has been slow and costly, and there is no guarantee that these customers will purchase products from the Company with the same enthusiasm that they have in the past.

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

Subsequent Events:

On October 12, 1999, the Company retired a convertible note in the amount of $375,000 plus accrued interest of $6,512.50.

During the months of October and November 1999, the Company received $1,500,000 from Terra Health Living, Ltd. One million dollars was invested in Swiss securities.

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

In April, 1997, the Company agreed in principle with ATCOLP INVESTMENT PARTNERS, a California Limited Partnership (the "Lender), in which Donald Wohl, a Director of the Company at the time, is the general partner, for a loan in the amount of $300,000 (the "Loan"), to fund the payment of legal fees in connection with the Company's arbitration against The Keebler
Company.   The loan was evidenced by a note which bears interest at
the lesser of 15% per annum or the highest rate allowed by law with recourse solely to the net proceeds of the arbitration, if any. If the Company did not realize any net proceeds from the arbitration, the Loan would be canceled and the Lender would receive warrant for the purchase of 400,000 shares of the Company's Common Stock at $.01 per share. If the Loan was repaid through the application of the net proceeds of the arbitration, the Lender would receive warrants for the purchase of 200,000 shares of Common Stock at $.01 per share and a percentage of net proceeds of the arbitration equal to 15% of the first $1,000,000 of net proceeds, but not less than $100,000; 20% of the net proceeds greater than $1,000,000 and less than $3,000,000; and, 25% of net proceeds above $3,000,000. The Loan was approved by the disinterested members of the Company's Board of Directors, and was on terms no less favorable to the Company than were available from non-affiliated lenders. A second proposal, from another source, contained terms which would have required the Company to pay $2,050,000 in fees based on the actual award, repay the $300,000 advance, and be granted a warrant for 1,000,000 shares of the Company's common stock at an exercise price of $1.00. The loan amount of $300,000 was repaid upon settlement of the litigation in June 1997 and receipt of funds in July 1997, plus $1,236,883 in conformity with the agreed upon formula, plus a warrant for 200,000 shares of the Company's common stock at a $0.01 per share.

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

On August 3, 1999, the Company entered into litigation settlement agreements with Barbara's Bakery, Inc. ("Barbara's Bakery"), New Life Bakery, Inc. ("New Life"), Gil Pritchard, David Marson, James Marson, and Kim Walters (collectively the "Defendants") and resolved the Company's disputes with its insurers over coverage for Defendants' counterclaims against the Company and Mark Beychok. The lawsuit alleged that Barbara's Bakery had violated the Federal Lanham Act, and the California Unfair Competition Act, by improperly marketing toaster pastries, fruit juice sweetened cookies, and fig bars, and that New Life Bakery had breached an agreement with Auburn Farms, Inc., whose claims Vitafort purchased in 1996. Barbara's Bakery further agreed to withdraw from the toaster pastry business by discontinuing its Nature's Choice Toaster Pastry line by no later than November 30, 1999. Vitafort had secured up to $800,000 in off balance sheet financing for the litigation against New Life and Barbara's Bakery, including $600,000 from an investment partnership, Auburn Farms Vindication Partners, LLC, for the purpose of paying the legal fees and expenses of the pending litigation. The fee arrangement included a limited, partial contingency arrangement with the Chicago-based law firm of Jenner & Block. After paying attorneys' fees and making payments to outside investors who funded the litigation, the Company will receive approximately $1,260,000. Each party to the litigation denies all liability and wrongdoing in connection with the claims asserted in the pending litigation. The Company intends to use the proceeds of the settlement towards its working capital requirements.

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

ITEM 5 - Other Information

Effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, the Company disposed all of the issued and outstanding shares of Hollywood Partners, Inc. a California corporation ("Operating Company") that previously operated as a wholly owned subsidiary of Vitafort International Corporation. In consideration of the shares of the Operating Company, the Company received an aggregate of 5,000,000 shares of common stock for Hollywood Partners.com, Inc. ("HP.com"), a publicly traded Delaware corporation. The Operating Company is now a wholly owned subsidiary of HP.com and Vitafort is the majority stockholder of HP.com, holding
62.5% of HP.com's issued and outstanding common stock.

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


Date:   December 1, 1999