Form 10QSB/A
period 1999-09-30
VITAFORT INTERNATIONAL CORP
filed 1999-12-20
CIK 857139

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-QSB/A2




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

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on December 16, 1999 is 18,127,346.

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

              		Statements of Cash Flows -                                  8
		              Nine-Month Periods Ended September 30, 1999 and 1998

              		Notes to the Financial Statements                        9-12

ITEM 2.	Management's Discussion and Analysis of Financial Condition
              		and Results of Operations                               13-17



PART II - OTHER INFORMATION



ITEM 1.	Legal Proceedings                                               18-19
ITEM 5.	Other Information                                                  19

            Signature                                                      20

















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
                                               ==========    ===========

See accompanying notes to consolidated financial statements

            VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
            As of September 30, 1999 and December 31, 1998

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  September 30,
                                                      1999       December 31,
                                                   (Unaudited)        1998
                                                 ------------     -----------
Current liabilities
Notes payable - bank                                        -     $   283,689
Notes payable - other                               $1,790,493        958,724
Convertible notes payable                              375,000        600,000
Accounts payable                                       825,868      1,054,079
Accrued expenses                                       385,756        130,303
                                                 -------------    -----------

    Total Current Liabilities                        3,377,117      3,026,795

Long-term debt due to a shareholder                        -        2,065,000

Minority interest                                      183,666              -

Stockholders' equity
Series B, 10% Cumulative Convertible
Preferred Stock, $.01 par value; authorized
110,000 shares; issued and outstanding
1,000 shares, aggregate liquidation
preference of $50,000                                       10             10
Series C, Convertible Preferred Stock, $.01
par value; authorized 450 shares; issued
and outstanding 50 shares, aggregate
liquidation preference of $50,000                            1              1
Common stock, $.0001 par value; authorized
30,000,000 shares; issued and outstanding
17,517,288 and 12,056,428 shares                         1,752          1,206
Additional paid-in-capital                          26,877,859     24,064,868
Accumulated deficit                                (26,474,897)   (25,770,350)
                                                 -------------    -----------

    Total Stockholders' Equity (Deficit)               404,725     (1,704,265)
                                                 ------------     -----------

Total Liabilities & Stockholders' Equity         $   3,965,508    $ 3,387,530
                                                  ============     ==========

See accompanying notes to consolidated financial statements

          VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                    Three Months Ended
                                                        September 30,
                                                       1999         1998
                                                    ---------   ----------
Net revenues                                        $ 738,437   $  805,511
Cost of sales                                         524,677      403,092
                                                    ---------   ----------
      Gross profit                                    213,760      402,419
Operating expenses
  Research and development                             34,159      140,667
  Sales and marketing                                 496,873      621,708
  General and administrative                          520,616      647,295
                                                    ---------   ----------
    Total operating expenses                        1,051,648    1,409,670

    Loss from operations                             (837,888)  (1,007,251)
Other income (expense)
  Interest income                                       6,000        2,834
  Litigation recovery, net of costs                    60,632            -
  Minority interest in net loss
  of consolidated subsidiary                            6,835
  Interest expense                                    (36,871)     (50,911)
                                                    ----------  -----------
    Total other income (expense)                       36,596      (48,077)

    Income (loss) before income tax expense          (801,292)  (1,055,535)

    State income tax expense                                           207
                                                    --------    ----------
Net loss after tax, before extraordinary item        (801,292)   (1055,535)

Extraordinary item                                     42,276            -
                                                    ----------  -----------
Net income (loss)                                    (759,016)  (1,055,535)
Deemed dividend to preferred shareholders                 -       (279,250)
                                                    ----------  -----------
Net income (loss) allocable to common
  shareholders                                       (759,016)  (1,334,785)
                                                     ========   ===========
Basic and diluted net income (loss)
  per common share:
Loss before extraordinary items                         (0.06)       (0.18)
Extraordinary gain on extinguishment of debt             0.01            -
                                                     --------   -----------
Basic and diluted loss per common share               $ (0.05)    $  (0.18)
                                                     ========    ==========
Basic and diluted  weighted average shares
  of common stock                                    14,359,168   7,547,094
                                                     =========    =========

See accompanying notes to consolidated financial statements

          VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                          Nine Months Ended
                                                          September 30,
                                                           1999          1998
                                                       -----------  ---------
Net revenues                                           $1,851,685  $1,555,505
Cost of sales                                           1,161,653     951,407
                                                       ----------    --------
      Gross profit                                        690,032     604,098
Operating expenses
  Research and development                                 56,315     280,251
  Sales and marketing                                   1,279,950   1,368,052
  General and administrative                            1,394,384   2,121,027
                                                       ----------  ----------
    Total operating expenses                            2,730,649   3,769,330

    Loss from operations                               (2,040,617) (3,165,232)
Other income (expense)
  Interest income                                           6,498      38,851
  Litigation recovery, net of costs                     1,260,632     (60,000)
  Minority interest in net loss of
    consolidated subsidiary                                 6,835
  Interest expense                                       (253,723)   (149,202)
                                                       ----------  ----------
    Total other income (expense)                        1,020,242    (170,351)

    Income (loss) before income tax expense            (1,020,375) (3,335,583)

State income tax expense                                        -       3,407
                                                       ----------- ----------
Net loss after tax, before extraordinary item          (1,020,375) (3,338,990)
Extraordinary items                                       315,828           -
                                                       ----------   ----------
Net income (loss)                                        (704,547) (3,338,990)
Deemed dividend to preferred shareholders                     -      (629,148)
                                                       ----------- ----------
Net income (loss) allocable to common
  shareholders                                           (704,547) (3,968,138)
                                                       =========== ==========
Basic and diluted net income (loss) per
   common share:
  Loss before extraordinary item                            (0.07)      (0.55)
  Extraordinary gain on extinguishment of debt               0.02           -
                                                       ----------  -----------
Basic and diluted loss per common share                    $(0.05)     $(0.55)
                                                       ==========   ==========
Basic and diluted weighted average shares of
  of common stock                                       14,785,893   7,178,791
                                                       ===========   =========

See accompanying notes to consolidated financial statements

         VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
                Nine Months Ended September 30, 1999

                             Series B Convertible        Series C Convertible
                             Preferred Stock              Preferred Stock
                             Shares         Amount            Shares     Amount
                             -----------    ----------      -----------   ---
Balance, January 1, 1999           1,000   $       10              50  $  1
Exercise of stock options
Contribution to equity of
  Hollywood Partners.com
  by shareholders
Contribution to paid-in
  capital by shareholder
Net Income
                              ----------   ----------      ----------  -----
Balance, September 30, 1999        1,000   $       10              50  $  1

                                                            Additional
                               Common Stock                    Paid-in
                                 Shares         Amount        Capital
                               -----------   -----------   ------------
Balance, January 1, 1999          12,056,428   $    1,206    $24,064,868
Exercise of stock options          5,460,860          546        974,266
Contribution to equity of
  Hollywood Partners.com
  by shareholders                                                317,500
Contribution to paid-in
  capital by shareholder                                       1,521,225
Net Income
                                ------------  -----------    ------------
Balance, September 30, 1999       17,517,288   $    1,752   $(26,877,859)

                                Accumulated
                                    Deficit         Total
                                -----------   -----------
Balance, January 1, 1999        (25,770,350)   (1,704,265)
Exercise of stock options                         974,812
Contribution to equity of
Hollywood Partners.com
  by shareholders                                 317,500
Contribution to paid-in
  capital by shareholder                        1,521,225
Net Income                         (704,547)     (704,547)
                               ------------   -----------
Balance, Sept. 30, 1999        $(26,474,897)      $404,725

See accompanying notes to consolidated financial statements

            VITAFORT INTERATIONAL CORPORTION & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                        September 30,
                                                        1999        1998
                                                    -----------   -----------
Increase (Decrease) in Cash and Cash
  Equivalents
Cash flows from operating activities:
Net income(loss)                                    $ (704,547)  $(3,338,990)
Adjustments to reconcile net income to
Cash and cash equivalents provided
By (used in) operating activities
Extraordinary item                                    (315,827)            -
Depreciation and amortization                          119,798       136,207
Minority interest in net loss of
  consolidated subsidiary                               (6,835)            -
Stock issued for services                              206,878       214,706

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net                               390,566       105,500
Inventories                                           (323,147)     (332,522)
Prepaid expenses and other current assets             (237,024)       57,983
Other assets                                           (96,659)         (875)
Increase (decrease) in:
Accounts payable                                        54,344      503,584
Accrued expenses                                       240,453      (284,188)
                                                    -----------  ------------
Cash and cash equivalents used in operating
  activities                                          (672,001)   (2,938,595)

Cash flows from investing activities:
Purchase of equipment                                  (90,942)      (42,392)
Advances to related parties                                  -          (468)
Advances to Global International                             -      (285,385)
Cash acquired through sale of marketable
 securities                                            195,000             -
Cash acquired through acquisition of Global
 International Sourcing                                    -           75,462
                                                    -----------  ------------
Cash and cash equivalents provided (used)
in investing                                           104,058      (252,783)

            VITAFORT INTERATIONAL CORPORTION & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                      Nine Months Ended
                                                        September 30,
                                                        1999        1998
                                                    -----------   -----------
Cash flows from financing activities:
Proceeds from issuance of stock                        125,000        499,000
Proceeds from notes payable, short term                607,517        720,726
Contribution to equity of subsidiary by
Shareholders                                           500,000              -
Repayments of notes payable                           (241,190)
                                                    -----------   -----------
Cash and cash equivalents provided  (used) by
  financing activities                                 991,327     1,219,726

Increase (decrease) in cash and cash
  equivalents                                          423,384    (1,971,652)
Cash and cash equivalents, beginning of period         903,649      2,199,036
                                                    ----------   ------------
Cash and cash equivalents, end of period            $1,327,033    $   227,384
                                                    ==========    ===========
Supplemental  disclosure of cash flow
  information
Cash paid during the period for:
Interest                                            $  253,723    $   149,202
Income taxes                                        $        -     $    3,407

Supplemental disclosure of non-cash operating,
  investing, and financing activities
Stock issued for accounts payable                   $  150,962    $   519,692
Stock issued for prepaid consulting services            72,447    $   102,602
Stock issued for repayment of debt                  $  543,775    $         -
Stock issued for acquisition of marketing
  contract                                          $        -    $    43,125
Debt transferred to capital                         $1,521,225
Acquisition of Global International Sourcing:
  Assets acquired, net of cash                      $        -    $   535,786
Liabilities assumed, including $522,328 due
  to Vitafort                                       $        -    $   829,461
Contribution to equity of subsidiary by
  Shareholders allocated to minority interest       $  182,500    $         -




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

                                 September 30, 1999   December 31, 1998
                                ------------------   -----------------

Finished goods   	                       $ 320,457	     $ 118,524
Packaging and raw material	                199,292	        78,079
                                         ---------     ----------
                                         $ 519,749	     $ 196,603
                                          ========       =========

NOTE 4 - EXTRAORDINARY ITEM

Extraordinary item reflects the forgiveness by vendors and consultants of $315,828. As of September 29,1999, Terra forgave debt in the amount of $1,521,225 due to it by the Company. Although forgiveness of debt is normally presented as an extraordinary item, since Terra is a related party, generally accepted accounting principles requires the forgiveness be recorded as a contribution to capital.

NOTE 5 - STOCKHOLDERS' EQUITY

During the nine month period ended September 30, 1999, the holders of stock options which were granted in 1998 at fair market value to purchase 5,460,860 shares of stock exercised these options as follows:

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

NOTE 6 - LINE OF CREDIT

In June 1999, the Company paid off the balance on its line of credit, but the assets are still collateralized. As of September 30, 1999 the Company does not have a line of credit.

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

Extraordinary Item:

The extraordinary item recorded for the three and nine months ended September 30, 1999 is a forgiveness of debt by vendors and consultants. As of September 29, 1999, Terra forgave debt in the amount of $1,551,225 due to it by the Company. Although forgiveness of debt is normally presented as an extraordinary item, since Terra is a related party, generally accepted accounting principles requires the forgiveness be recorded as a contribution to capital.

Liquidity and Capital Resources:

                                    	      							   Nine Months Ended
									                                               September 30,
							                                               1999         1998
                                                   ---------    ------------
Net Cash Used for Operations                      $ (672,001)    $ (2,938,595)
Net Cash Provided by (Used in)
 Investing Activities                                104,058         (252,783)

Net Cash Provided by (Used in) Financing
  Activities                                         991,327        1,219,726
Working Capital (Deficit)                           (296,151) 	        55,407


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

In June 1999, the Company paid off the balance on its line of credits, but the assets are still collateralized. As of September 30, 1999 the Company does not have a line of credit.

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


Date:   December 20, 1999