Form 10KSB40
period 1999-12-31
VITAFORT INTERNATIONAL CORP
filed 2000-04-17
CIK 857139

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

  X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
-----
       1934 (FEE REQUIRED)

       For the fiscal year ended December 31, 1999

                                      OR

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from _____ to _____

                         Commission File No.  0-18438
                                              -------

                      VITAFORT INTERNATIONAL CORPORATION
                      ----------------------------------
                (Name of Small Business Issuer in its Charter)

            Delaware                                     68-0110509
            --------                                     ----------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

    1800 Avenue of the Stars, Suite 480, Los Angeles, California       90067
    ---------------------------------------------------------------------------
     (Address of Principal Executive Offices)                        (Zip Code)

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

                            Yes   X          No ____
                                -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this form 10-KSB.   [X]

State issuer's revenues for its most recent fiscal year:  $2,451,531.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on April 11, 2000 was $3,144,300.

The number of shares outstanding of the issuer's common stock as of April 11, 2000 was 18,411,977.

Transitional Small Business Disclosure Format (check one):  Yes ___   No   X
                                                                          ---

                                    PART I

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB ("Form 10-KSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.


ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

Vitafort International Corporation (The "Company" or "Vitafort" or "Registrant") was formed as a California corporation in 1986, and reincorporated as a Delaware corporation in 1989 prior to its initial public offering. We were originally formed to develop value added foods and beverages for third parties. In 1993 Vitafort changed its strategic direction and began developing, distributing and marketing proprietary healthy snacks under Company owned brands. This business model has continued throughout the 1990's as we introduced numerous product lines to thousands of stores and many of the leading retailers throughout the country such as; Wal-Mart, Costco, Sam's Club, Kroger, Albertsons, Food Lion, Winn Dixie, Ahold, Eckerd's, along with many others.

Vitafort continues to develop, market and distribute snacks to the retail grocery trade, however the Company has created a wholly owned subsidiary, Visionary Brands, Inc., to execute this strategy. Visionary Brands is in the business of creating brands and products in the grocery industry, and
manufacturing and distributing the same.   These products are marketed under
Company-developed brands such as "Peanut Squeeze" or licensed brands procured by the Company such as "The Wizard of OZ" marshmallows. The Company markets these licensed brands through its wholly owned subsidiary, Hollywood Partners. The Company develops these products from the actual conception of the product idea to the shipment of the product to the retailer. Over the last year the Company has focused on its two primary product lines, "Peanut Squeeze" and "The Wizard of Oz" marshmallows, a Hollywood Partners brand under license from Warner Bros.

Juliette's chocolate truffles have been reintroduced as a smaller 2-pack purchase with a portion of the proceeds supporting breast cancer research. The new package will be more affordable and lends itself to a much broader target of consumers.

Visionary Brands' newest product is called the "Gravity Bar," a Hollywood
Partners.com license from eMap Publishing, Inc.   The Gravity Bar represents an
entry into one of the fastest growing categories in the food industry, energy bars (up 48% in 1999, source: A.E. Neilsen). The addition of the Gravity Bar allows entry into entirely different classes of trade such as sporting goods stores and health clubs.

On September 13, 1999, pursuant to a share Exchange and Reorganization Agreement, the Company exchanged all the issued and outstanding shares of Hollywood Partners, Inc., a California corporation ("Operating Company") that previously operated as a wholly owned subsidiary of Vitafort International

Corporation. In consideration for the shares of Hollywood Partners, the Company received an aggregate of 5,000,000 shares of a reporting shell which changed its name to Hollywood Partners.com, Inc. ("HP.com"). HP.com common stock is now traded on the OTC BB. (Symbol: HLYP). Vitafort is currently the majority shareholder of HP.com, holding 4.62 million shares of the 8,036,000 shares, or 57%, of outstanding common stock.

HP.com is a direct marketing and promotions company which designs and implements creative client solutions on the Internet. HP.com uses pre-packaged and customized initiatives to enable clients to drive traffic, enhance branding and sell product. The company uses online and in-store sweepstakes promotions and original Hollywood content to attract and target visitors who register to take part in current and future promotions. HP.com obtains revenues from many sources including sweepstakes sponsorship, Website sponsorship and directly marketing goods and services to registered members who have granted their permission. In addition, HP.com will continue to develop licensed snack foods that will be distributed through Visionary Brands under contractual distribution agreements between the two companies. Visitors can enter sweepstakes and view current promotions at www.hollywoodpartners.com. HP.com uses Visionary Brands'
              -------------------------
facilities for manufacturing and distribution of certain products and pays it fees.

With the spin out of Hollywood Partners.com and the transition to Visionary Brands as the grocery food and marketing company, Vitafort is now positioned to announce its new strategic direction. Upon shareholder approval, Vitafort International Corporation will change its name to Visionary Holdings, Inc. to reflect its transformation into a holding company. This new entity currently owns 100% of Visionary Brands and 57% of Hollywood Partners.com. Management is also involved in discussions with additional entities that could potentially fall under the umbrella of Visionary Holdings.

The Company's wholly owned subsidiary, Global International Sourcing, Inc. ("Global") continues to source products in Mexico and throughout the United States for both Visionary Brands and HP.com. During 1999, Global successfully sourced the manufacturing and product development of the Gravity Bar and looks to develop additional products in the next year.



VISIONARY BRANDS
----------------

MANUFACTURING & WAREHOUSING

The Company manufacturers its products by entering into agreements ("Co-Packer Agreements") with established food manufacturers ("co-packers"), who have the facilities, staff, quality assurance and process control programs for the production of their own products, as well as the Company's products. Co-packer relations are intended to enable the Company to secure the expertise of qualified food manufacturers with respect to the development, manufacture and packaging of the product. This arrangement is intended to achieve economies of scale in production and staffing requirements, while providing production flexibility to meet changes in product mix demanded by customers that the Company could not achieve on its own. Additionally, the Company benefits from the production experience and expertise of these companies while avoiding the capital outlays, staffing requirements, quality control, legal process requirements and other manufacturing costs and delays that the Company would encounter were it to attempt to manufacture its products utilizing its own facility. However, there can be no assurance that co-packers will meet their obligations and the Company has been materially affected in the past by problems with its co-packers.

The Company has worked diligently to establish strong manufacturing relationships for its products. The most significant development in this initiative is the sourcing of product from Mexico. Global International Sourcing, the product procurement arm of Vitafort, has established manufacturing relationships in Mexico to supply Hollywood Partners.com with all of the confection products for "The Wizard of Oz" brand.

In 1998, the Company changed its primary public warehouse location from Laredo, TX to Quincy, IL. This change was implemented to reduce outbound trucking costs by consolidating the shipment of the Company's two primary brands: "Peanut Squeeze", produced in Chicago and "The Wizard of Oz" marshmallows, produced in Mexico. This central location will lower these costs by reducing the outbound trucking mileage and increasing critical mass of Visionary Brands' products, thereby capturing transportation synergies and reducing costs.

The Gravity Bar was developed by one of the leading product developers in the energy bar industry. The product is currently being manufactured in Northern California and is warehoused at the Company's warehousing facilities in Southern California.

DISTRIBUTION AGREEMENT

In October 1999, the Company entered into a Distribution Agreement ("Agreement") with Hollywood Partners.com that allows Visionary Brands to continue to distribute HP.com licensed products to retailers across the country. "The Wizard of Oz" brand confection snacks are currently distributed in thousands of stores through Visionary Brands. The "Gravity Bar," the most recently licensed product from HP.com, has been added to the products being distributed through this Agreement and the Visionary Brands sales reps are currently presenting the product to retailers and distributors throughout the country.

THE RETAIL TRADE

The Company's retail distribution strategy is to target the following classes of trade: Supermarkets, mass merchandisers, drug stores, warehouse clubs, convenience stores, natural food stores, military commissaries and exchanges, and now sporting goods, health clubs, coffee houses and gourmet distributors. Due to the consolidation in the industry, it is extremely important to maintain
strong relationships with the leading retailers.   Over the past year, the sales
team has gained new distribution for both "Peanut Squeeze" and "The Wizard of Oz" marshmallows to thousands of grocery stores across the country. These products are currently being sold at leading chains such as: Bi-Lo (Ahold, Inc), Albertsons (CA, FL& TX), Atlantic & Pacific Tea Co. (A&P New Orleans), Food Lion, Wakefern (Shop-Rite), Winn Dixie (New Orleans), Albertsons
(OR)(TX)(FL), Randalls/Tom Thumb, Vons and Safeway Denver (all Safeway divisions), Ingles & Lowes (NC), Winn Dixie (Tampa), Grand Union (NJ) and other leading retailers.

MARKETING

The Company also launched "Peanut Squeeze," the first product in the peanut butter category that can be dispensed from a squeezable bottle. The initial product launch placed the product in over 5,000 stores. Market acceptance during this introductory phase is critical to market success. The market introduction was negatively impacted by defective product. "The Wizard of Oz" line of Marshmallows continues to be marketed as a value added brand in the 125 million dollar marshmallow category; however, the Company has added a vanilla flavored white marshmallow to strengthen the brand. The Company will continue to market its "Toast `N Jammers" to Natural Foods stores across the country. The good tasting, good-for-you section of the grocery store is becoming a high growth emerging segment.

Visionary Brands competitively exists in mainstream grocery retail, but now has a focus on several different classes of trade. This diversified approach allows for balance of synergies and profits.

INTELLECTUAL PROPERTY RIGHTS PROTECTION AND TRADEMARKS

The Company believes that its trademarks do afford it some degree of protection from competition and do allow it to differentiate its products from those of its competitors through brand loyalty and identity. There are, however, no assurances that such trademarks may offer significant protection from competitors or that the Company would be successful should litigation to protect such trademarks become necessary. The Company relies upon non-disclosure, secrecy agreements and its common law rights in order to protect its proprietary formulae, procedures, and other information. No assurance can be given that such steps will adequately protect the Company against competing products or that the Company will be able to adequately enforce its rights against third parties who may be utilizing the Company's proprietary formulae, procedures and other information. If the Company is advised by counsel that any of its formulae, processes, procedures or other techniques are patentable, then it may seek appropriate patent protection.

The Company has co-developed several proprietary formulations for its products. While these formulations may or may not be protected under the U.S. Patent laws, they may have value inasmuch as they provide Visionary Brands with its unique competitive edge. The table below highlights each of the Company's active trademarks.


TRADEMARKS                            DESCRIPTION AND STATUS

Vitafort This is an active trademark currently being used on all Company material; however, the Company is in the process of setting up all industry communications through Visionary Brands.

Visionary Brands       The name of the wholly owned subsidiary that is currently
                       marketing all products for the Company.

Peanut Squeeze         Brand is in current distribution in thousands of
                       supermarket peanut butter sections across the country.

Auburn Farms           Trade name acquired in May 1996 with existing presence in
                       the natural foods class of trade. Brand is being utilized on a very limited basis in natural foods.

Natures Warehouse      Trade name acquired in May 1996 with existing presence in
                       the natural food class of trade. Brand is being utilized on a very limited basis in natural foods.

Toast `N Jammers       A repositioned brand name with specialty grocery and
                       natural food presence.

Jammers One of the all-natural fat free cookie brands in natural food class of trade. Brand is being utilized on a very limited basis in natural foods.

Juliette's Private     Trade name used for both low fat cookies and low fat
Collection             chocolate truffles.


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

COMPETITION

     The Company is engaged in the highly competitive grocery food marketplace. There are numerous companies with financial and business resources far greater than Vitafort's who are currently marketing competitive products. The Company seeks to compete based on the unique taste, texture and quality of its products and by obtaining recognition for its trademarks and licenses.

     The Company's brands compete within different categories and with different products depending upon the class of trade and placement within retail outlets. The chart below details the Company's product lines and identifies the competitors within the classes of trade.


-----------------------------------------------------------------------------------------------------------
    VITAFORT BRAND           CLASS OF TRADE         PRINCIPAL COMPETITION             MARKET NICHE
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Juliette's Private       Grocery stores,          There is no known direct   Appeal to those consumers who
  Collection             mass merchandise, drug   competition for boxed      are not willing to sacrifice
Chocolate Truffles       and gourmet industries   low fat chocolate cream    the taste of real chocolates,
                                                  candies.                   but demand a nutritional
                                                                             profile that provides lower
                                                                             fat than traditional
                                                                             chocolates.
-----------------------------------------------------------------------------------------------------------
Juliette's Private       Natural foods and        Westbrae,                  Appeal to consumers who want
   Collection            grocery stores.          Pepperidge Farms,          a premium cookie with great
Super Premium Cookies                             Barbara's,                 taste and just the right
                                                  Pamela's                   amount of fat to ensure great
                                                                             taste.
-----------------------------------------------------------------------------------------------------------
Toast `N Jammers Low     Natural food stores,     Health Valley Healthy      Toast `N Jammers has a
Fat Toaster Pastries     grocery stores and       Tarts, and Natures'        competitive edge in taste and
                         club stores.             Choice Toaster Pastries    all natural ingredients that
                                                                             consumers are responding to.
-----------------------------------------------------------------------------------------------------------
Gravity Bar              Mass merchandisers,      Power Bar, Balance Bar&    A great tasting bar offering
                         grocery stores, drug     Cliff Bar are the major    the attributes of energy
                         stores mom & pop         competitors                enhancement and no after
                         stores and club stores.                             taste.
-----------------------------------------------------------------------------------------------------------
Peanut Squeeze           Mass merchandisers,      Skippy, Jif & Peter Pan    The only squeezable product
                         grocery stores, drug                                in the peanut butter section
                         stores mom & pop                                    of the grocery stores.
                         stores and club stores.
-----------------------------------------------------------------------------------------------------------
The Wizard of Oz         Grocery, mass            None flavored              Flavored marshmallow snack to
Marshmallows             merchants, club and      Favorite Brands            be used as an ingredient or
                         discount drug stores     International Home Foods   everyday snack.
-----------------------------------------------------------------------------------------------------------

ENVIRONMENTAL REGULATION AND SEASONALITY

     Management believes that the costs associated with compliance with environmental regulations do not at this time impose a significant burden upon the Company's operations. Any change in that burden, however, could adversely impact the Company. Management does not believe that the Company's business is seasonal to any significant extent.

EMPLOYEES

     As of April 12, 2000, the Company had 9 employees of whom 3 were executive officers, 1 was engaged in sales and marketing, and 5 were clerical and administrative.

HOLLYWOOD PARTNERS.COM
----------------------

In late September 1999, HP.com launched its initial Website at

www.hollywoodpartners.com.  This Website has been used to post and manage a
-------------------------
number of sweepstakes contests for the benefit of various customers and partners, coming from industries such as food manufacturing, entertainment, publishing, sporting goods and concert promotion. In the second quarter of 2000, HP.com will re-launch its Internet offerings with two new Websites under a Hollywood Partners.com brand umbrella:

     PlanetFree.com - a new sweepstakes Website replacing current sweepstakes
     --------------
     functions of the current Hollywood Partners.com Website that will initially host up to 20 sweepstakes at one time. This Website is designed to host sweepstakes and promotions for retailers and manufacturers who HP.com believes are seeking a higher level of branding and capability to educate than generally offered on other sweepstakes Websites.

     BigTimeHollywood.com - a new e-magazine offering original content plus
     --------------------
     news, games and reference information about the entertainment industry, primarily focused toward movies and television. The features and other information provided on this Website are aimed to both entertain and inform the visitor about the entertainment industry, how it works and why.

As part of the mission, HP.com will strive to be a socially responsible company. In the normal course of business, HP.com will attempt to integrate environmental organizations and charitable causes into the content. For example, PlanetFree.com will contain links to environmental organizations and many of the sweepstakes are expected to have tie-ins to charities.

HP.com intends to use the Hollywood Partners.com brand as an "umbrella" to build, partner or acquire additional complementary Websites that offer unique content for its visitors. As this group of associated Websites builds, HP.Com plans to increase the relationship it has with its visitors, which should increase its ability to effectively conduct direct marketing activities with them.

Revenues to date have been minimal for HP.com's new business model. To date, HP.com has used its Website as a demonstration to prove the capabilities to successfully conduct sweepstakes promotions, to collect registration information from its visitors and to refer visitors to information or e-commerce opportunities. The companies that have worked with or who have committed to working with HP.com in the next twelve months as sweepstakes licensors, sweepstakes or product sponsors include Rite-Aid, Johnson & Johnson, eMap Publishing, Warner Bros., Jam Productions, GiftCertificates.com(TM), S3 and Vitafort International Corporation, an affiliated company.

PROPOSED HP.COM OPERATIONS

Hollywood Partners.com is building a family of Websites offering content, community and commerce. Its second quarter 2000 launch of PlanetFree.com and BigTimeHollywood.com will be the first Internet Website offerings of many HP.com plans to offer to its visitors under a broad entertainment theme.

Management believes that visitors and registered users, who are called "Members," will benefit from the opportunity to access a group of related Websites where they may receive unique experiences, including:

     .  Winning prizes through sweepstakes promotions or contests
     .  Finding original content about the entertainment industry
     . Customizing a list of preferences for offers that may be sent to them according to the permission granted by the Member

There is no charge to view information on HP.com's Websites. Registration is required for certain privileges such as entry into sweepstakes on the PlanetFree.com Website or posting bulletin board messages on the BigTimeHollywood.com Website.

HP.com plans to implement a common registration system for PlanetFree.com and BigTimeHollywood.com. A Website visitor who registers as a Member of one Website will automatically become a Member of the other Website, and receive Member benefits from the other Website. As additional Websites are added under the Hollywood Partners.com brand, it intends to extend this registration system to include the new Websites. HP.com believes a universal registration system will increase the ease of use for its Members across its Websites and increases its overall traffic for its family of Websites.

HP.com is a "permission" marketer - Members do not receive any announcements or offers unless they have given their permission. HP.com maintains a strict privacy policy which provides that all personal information provided to the company remains confidential unless it is authorized to provide it to a third party.

Management believes that marketers may benefit from using HP.com's "permissioned" access to its registered Members to acquire customers more efficiently than through other means of direct marketing. Since many of its registered Members have provided information regarding their interests and demographic profile, marketers can target subgroups of HP.com's registered users where they believe they will have the highest rates of success. Further, HP.com is able to offer fee structures to marketers for access to its Members based upon the results achieved for the marketer, thereby minimizing the risk to use the service. These potential benefits to marketers will only be realized if the company develops a large database of registered Members who have given the company permission to bring them offers from third parties.

PROPOSED SWEEPSTAKES ACTIVITIES

HP.com's PlanetFree.com Website is planned to have neither banner ads nor any other form of advertisement other than display of its brands. On PlanetFree.com, the company provides pages dedicated only to providing the information a sponsor desires the Website visitor to view without the typical distracting clutter of banners, buttons and other offerings typically found on a sweepstakes Website. Management believes the value and effectiveness of a sponsor's offering is greatly increased without these distractions.

HP.com also provides the capability to manage a sweepstakes for a client both on the Internet and in stores, broadening the traditional method of conducting sweepstakes in stores. HP.com believes many clients are more willing to move into the Internet sweepstakes promotion as an extension of their prior experience with the in-store model.

Marketers may also choose to serve as a sponsor or advertiser on HP.com's BigTimeHollywood.com Website. The visitors to this Website are pre-qualified to the extent that they have already demonstrated their interest in the entertainment industry, enhancing the likelihood they will purchase entertainment-related products and services.

Hollywood Partners.com was launched as a sweepstakes Website on September 30,
1999.   The intent for this initial Website was to demonstrate various sweepstakes methodologies, registration systems and various methods of conducting these promotions. Examples of sweepstakes conducted included:

     The Wizard of Oz(TM) - Presented under license from Warner Bros., this sweepstakes offered a tie-in e-commerce opportunity to Gift
     Certificates.com allowing visitors to this contest to "surf off" to a co-branded page where they received a discount offer good at over 100 retailers.

     Gravity Games(TM) - Presented under license from eMap USA, this sweepstakes offered prizes and offers for free magazine subscriptions.

     Newsboys Concert Tour - This sweepstakes, launched in February 2000, offers the ability to enter for VIP tickets to over 60 separate concert dates.

Visitors must register as Members to win prizes. HP.com's registration process will have a mandatory information section, an optional information section and "opt-in" questions regarding the Member's permission to send additional information. The mandatory information will include basic information required to send prizes to Members, including name, address, email address and age. The optional information includes information such as music and movie genres preferred, categories of interest for further offers, preferred grocery shopping location, income level, level of education and size of household. "Opt-in" questions determine the desire of the Member to have us send additional information about new sweepstakes or new features and special offers on the Website. Once consumers register by providing at least the required demographic information, they become lifetime Members and can enter additional sweepstakes without having to resubmit this information.

HP.com sweepstakes run continuously, typically providing consumers with the opportunity to enter each day to win. Sweepstakes typically run from 30-90 days, and may range from a single winner to hundreds of winners or more. To date, the company has managed fulfillment to winners either in-house or through prize sponsors who send the prizes directly to the winners.

HP.com offers a full range of sweepstakes management services for its PlanetFree.com sweepstakes sponsors to manage the technology and creative processes for both online and for in-store promotions. Its services include:

  .  Advisory services regarding concept development and promotion strategy
  .  Prize selection and acquisition
  .  Design of the online sweepstakes
  .  Design of point of purchase materials for in-store displays
  .  Delivery of announcements to "permissioned" Members
  .  Management of systems to collect on-line sweepstakes entries
  . Management of processes to collect in-store or other offline entries, if included
  .  Selection of sweepstakes winners
  .  Confirmation of eligibility of sweepstakes winners
  .  Prize fulfillment to confirmed winners

As its registered user database grows, HP.com plans to add significant capabilities so as to market opportunities to companies that desire to market to
the Members in its permissioned database.    HP.com will allow business to
determine the specific base of users they desire to target with an offer. For example, a business could specifically address all persons who have already expressed an interest in "Rock and Roll" music who are between ages 18 and 29.

Basic operations of PlanetFree.com will remain similar to the prior sweepstakes Website hosted as HollywoodPartners.com. The company intends, however, to increase significantly the quality of design, the number, the depth and the breadth of its sweepstakes. The HollywoodPartners.com Website becomes an entry point though which a visitor may access all of the Websites under the Hollywood Partners.com brand.

E-MAGAZINE ACTIVITIES

Also during the second quarter, HP.com will launch BigTime, its entertainment-themed e-magazine at www.BigTimeHollywood.com. This Website will contain
                     ------------------------
entertainment-themed features, news, statistics, games and other information. The features will substantially be original content, focused on the workings of Hollywood from "behind the scenes" and first person stories of Hollywood
experiences.   Visitors will be able to read all information on the Website for free, but they will be required to register as Members if they desire to post information on bulletin boards, enter chat sessions, or participate in other activities to be designated.

STRATEGY

HP.com's goal is to become a preeminent entertainment-themed family of Websites on the Internet, using its Hollywood-oriented entertainment theme to combine content, community and commerce attributes to create an attractive destination for visitors. HP.com believes the combination of content and sweepstakes promotions, combined with its Website promotion activities, will generate high interest from Internet users. Through this family of Websites, the company intends to develop and offer content and services across these Websites and to cross-market the Websites to the visitors.

For example, a sweepstakes offering a set of Hollywood-oriented prizes on PlanetFree.com may be of interest to a visitor on the BigTimeHollywood.com Website, and that visitor may then register as a Member and begin to enter other contests on the PlanetFree.com Website. As many of these users become registered Members and receive more benefits from the Hollywood Partners.com branded Websites, Management believes it will be able to form a relationship whereby its Members will be more receptive to purchase from a Hollywood Partners.com branded Website or a third party marketer who is associated with Hollywood Partners.com.

HP.com's plan is designed to develop multiple sources of revenue for the Company in a phased approach. It believes that these revenues will develop substantially from both "brick and mortar" and Internet companies, providing a broad base of opportunities and lessening dependence on any single category source of revenue. The company anticipates revenues from the following categories:

   . Sweepstakes promotion sponsorship revenues from companies seeking to enhance their Internet branding or to generate leads for e-commerce offerings - a significant component of this revenue is anticipated to originate from "brick and mortar" companies

   . Sponsorships and advertising of our e-magazine, including sales of various forms of banner, button and text link advertising

   .  Direct marketing revenues from direct or referred opportunities to Members

   . E-commerce opportunities offered directly from a store or other area on one or more of the company's Websites

Revenues in the first two quarters of year 2000 are anticipated to be minimal. They are anticipated to come primarily from the first two categories of revenue above. Revenues for the last two categories are anticipated to develop to a significant level during the following years. However, there is no guarantee that any of these categories will develop significant revenue for the company during the Year 2000 or beyond.

HP.com also anticipates receiving a small amount of revenue from the sale of licensed food products. The company currently has products in distribution through a majority owner from its licensing business, including The Wizard of Oz marshmallow products under license from Warner Bros. and the Gravity Games Energy Bar under license from eMap USA. The company earns royalties from these products but it does not engage in any manufacturing or distribution activities, nor does it carry any inventories.

MARKETING

HP.com's marketing efforts are directed to both Website visitors and potential promotion sponsors.

HP.com intends to implement a number of measures to drive additional visitors to its Websites and to increase the time spent on its Websites by each visitor. To attract new visitors, the company will use online and traditional advertising programs, by purchasing access to Members of complementary Websites, through "viral" marketing such as allowing a user to "send a story to a friend" and other methods.

To encourage repeat visitation, HP.com sends emails to Members who have given their permission for the company to send updates to them of new contests, features and opportunities.

HP.com has also tied in its Hollywood Partners.com brand in a number of promotions that have been intended to maximize impressions at a minimum of cost. The company has designed and implemented promotions such as inclusion of its Web address on a Warner Bros. recent release of The Wizard of Oz video to direct purchasers of the video to the Hollywood Partners.com Website. HP.com is planning promotions that include in-store campaigns in addition to the Internet sweepstakes. These sweepstakes have the capability to place HP.com's brand in front of millions of people in thousands of stores.

HP.com has implemented a sales program to national and regional retailers and
manufacturers, and intends to add significantly to its sales force.   In
addition, further sponsorship opportunities will be available for advertising on its BigTimeHollywood.com Website, which it believes will be appealing to companies seeking branding or referrals from an entertainment-related Website.

HP.com believes it is critical to keep improving and expanding its offerings in order to retain its current traffic and to attract new visitors. For example, after the launch of PlanetFree.com, it intends to improve the number of sweepstakes and the dollar value of the prizes offered. After the launch of BigTimeHollywood.com, it intends to expand the content offered and continuously research and focus to the areas of greatest interest to its Members.

HP.com also intends to increase the depth and the breadth of its offerings through the addition of Websites consistent with its brand and visitor strategies. These additions may be made through the company's decision to build an additional Website and provide the content from internal resources, through a strategic partnership to bring the content of another Website under the Hollywood Partners.com brand, or through an acquisition of an existing Website.

SALES

HP.com sells its sweepstakes services through direct sales, managed by its own employees and in conjunction with consultants retained to extend its range of contacts. The company typically targets its sales efforts at senior marketing executives within a major retailer or manufacturer. In a typical sales process, the company will spend time learning the needs of the potential client to determine their relative needs in areas such as branding, target demographics, and customer acquisition. HP.com then presents and proposes sweepstakes promotions to them according to their preferences.

Customer service after the sale is a critical factor in HP.com's long-term success. For each promotion, a customer service manager is assigned to ensure that daily activities are conducted to client expectations, and to resolve any issues that arise.

TECHNOLOGY AND OPERATIONS

HP.com currently outsources its Website design, computer programming efforts and hosting requirements. The company has primarily used two design and programming companies as contractors. To date, HP.com believes the quality and timeliness of these services has been satisfactory.

For its initial HollywoodPartners.com sweepstakes Website, the company used shared services hosted at a third party service provider located in Los Angeles, California. For the period of demonstration that is now coming to an end, this was sufficient for its requirements. With the launch of its new Websites, PlanetFree.com and BigTimeHollywood.com, the Company is moving to a standalone server solution and moving our hosting to a third party service provider based in San Jose, California. The facility has uninterruptible power supplies and other systems designed to provide power to the systems within seconds of a power outage.

Research and development expenditures during 1999 were minimal. The company plans to increase its research and development expenditures to build its in-house technology staff, to expand its service capacity and to increase its capabilities to offer additional services to its sponsors and Members.

COMPETITION

The Internet marketing services and entertainment-themed content businesses are highly fragmented. A large number of companies provide services or products to the market for both sweepstakes promotions and entertainment-themed content, and the competition is intense. Many of these competitors have substantially greater financial resources. There are also minimal barriers to entry for new entrants in either of these areas.

HP.com also competes with offline promotion companies, large Internet publishers, search engine and other portal companies, a variety of Internet advertising networks and other companies that facilitate the marketing of products and services and the provision of content on the Internet.

Current competitors include:

     . Sweepstakes and game Websites such as Promotions.com, iwin.com and iwon.com.

     . Direct marketing, specialty lead generation and loyalty Websites such as Freeshop.com, Yesmail.com, Exactis.com, Mypoints.com,
         Netcentives.com, Netcreations.com, Engage Technologies, Inc. and Cybergold.com.

     . Content Websites such as portals with entertainment themed sections such as Yahoo! Entertainment, entertainment content Websites such as Hollywood.com, Entertaindom.com, and Websites offered by the major Hollywood studios such as Warnerbros.com.

INTELLECTUAL PROPERTY

HP.com protects its technology and proprietary rights through a combination of copyright, trade secret and trademark law. HP.com has filed for a number of trademarks and service marks, including pending registrations for the Hollywood Partners, PlanetFree, BigTime and BigTime Hollywood trademarks in the United States. The company's trademark registration applications may not be approved.

HP.com generally enters into confidentiality or license agreements with its employees, consultants and corporate partners, and generally control access to and distribution of its technologies, documentation and other proprietary information. Despite efforts to protect its proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use HP.com's proprietary rights. HP.com cannot be certain that the steps it has taken will prevent misappropriation of its proprietary rights, particularly in foreign countries where the laws or law enforcement may not protect its proprietary rights as fully as in the United States.

HP.com's technology collects and utilizes data derived from user activity on the HollywoodPartners.com Website, and it expects to continue to use this and successor versions of its technology to collect similar information from the company's future Websites. Although HP.com believes that it has the right to compile and use this data, there can be no assurance that any trade secret, copyright or other protection will be available for this information. In addition, others may claim rights to this information, the technology that the company uses to collect this information, or the technology it uses to use this information to create offerings for its clients.


ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's principal executive office consists of a portion of 4,759 rentable square feet located at 1800 Avenue of the Stars, Los Angeles, California, which the Company subleases from Hollywood Partners.com, Inc. under a two year lease at a rate of $4,753 per month. The Company believes its current facilities are suitable for its needs.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not party to any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of 1999.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low closing bid prices for the common stock, redeemable warrants and units during the period January 1, 1998 to March 31, 2000, as reported on the Electronic Bulletin Board. The Company's redeemable warrants expired on October 31, 1998 and there were no quotations for the warrants or units after such date. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions:

Period                  Common Stock          Warrants          Units
                      High        Low       High     Low    High      Low

1/st/ Quarter 1998    $1.468   $0.687      $  0.010    *    $0.500   $0.500

2/nd/ Quarter 1998    $1.437   $0.828      $  0.010    *    $0.500   $0.500

3/rd/ Quarter 1998    $1.000   $0.250      $  0.010    *    $0.500   $0.500

4/th/ Quarter 1998    $0.250   $0.080      $0.000**    *        **       **

1/st/ Quarter 1999    $ 0.90   $ 0.34      $0.000**    *        **       **

2/nd/ Quarter 1999    $ 0.53   $ 0.33      $0.000**    *        **       **

3/rd/ Quarter 1999    $ 0.59   $ 0.33      $0.000**    *        **       **

4/th/ Quarter 1999    $ 0.82   $ 0.25      $0.000**    *        **       **

1/st/ Quarter 2000    $ 0.77   $ 0.31      $0.000**    *        **       **

*       Less than $ 0.010

**    The Company's redeemable warrants expired on October 31, 1998 and there were no quotations for the warrants after such date. There were no quotations for the units in the fourth quarter of 1998.

The above amounts have been retroactively adjusted for a 1 for 20 reverse stock split, which occurred on October 4, 1996.

        On April 11, 2000, the closing bid price for the common stock, as reported by the Over The Counter Electronic Bulletin Board, was $0.33.

        At the close of business on April 11, 2000, there were approximately 513 holders of record of the common stock.

        The Company has not paid any dividends on the common stock since inception and intends to retain any future earnings for the development of its business. Future dividends on the common stock, if any, will be dependent upon the Company's earnings, financial condition, the dividend priority of any preferred shares and other relevant factors as determined by its Board of Directors.

     No dividends were paid on Series B Convertible Preferred Stock during 1998 or 1999. Cumulative unpaid dividends on the Series B Convertible Preferred Stock as of December 31, 1999 totaled $42,500. All unpaid dividends on the preferred stock must be paid before dividends can be paid on the Common Stock.

ITEM 6.   MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

 Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private
                   Securities Litigation Reform Act of 1995.

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB ("Form 10-KSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------

RESULTS OF OPERATIONS

     The past year has been a year of transition for the Company. Vitafort has created its new food marketing entity, Visionary Brands, which continues to focus on the marketing and distributing of new innovative foods to the grocery industry. In addition, management has spent considerable energy on the spin out of its wholly owned subsidiary, Hollywood Partners, Inc. Upon completion of this transaction in September, the name of the entity was changed to Hollywood Partners.com, Inc. and new management was recruited to execute the direct marketing Internet business model (See Item 1: Description of Business - Hollywood Partners.com).

     Visionary Brands introduced two new products in 1999. The initial product launched was "Peanut Squeeze," the first product in the peanut butter category that can be dispensed from a squeezable bottle. This innovative snack was seen by over 6 million viewers in a 48-hour span after the product was introduced at the Food Marketing Institute Convention in Chicago in May. Since this initial media exposure, the product has been placed in over 5,000 stores across the country.

     In conjunction with Hollywood Partners.com, Visionary Brands introduced its latest product, "Gravity Games Energy Bar." This snack was unveiled at the Gravity Winter Games held at Mammoth Mountain, California in January 2000. The Gravity Games is a joint venture between NBC Sports Ventures, the business unit of NBC Sports, and eMap Petersen, Inc., the largest special interest publisher in the United States with more than 160 publications.

     Visionary Brands began distribution of the Gravity Bar in February 2000. This new entry into the Energy Bar nutritional category is targeted to the younger consumer (12-24 years of age) and the license with the Gravity Games that also targets similar demographics. Gravity Bars come in two flavors, Chocolate Peanut and Chocolate Fudge, both with Ginseng, 12 grams of protein and 35% R.D.A. of certain vitamins.

     Management believes that the manufacturing and product development aspects of the Company have been improved over the past year with the relationships established in Mexico and in the United States. These manufacturers have provided the Company with a promising product mix with improved margins. The

Company will continue to seek to source additional suppliers and products from around the world in the upcoming year in its efforts to increase quality, lower costs and increase revenue.

NET SALES

     In 1999 the net sales of the Company were $2,451,531 compared to $2,861,392 in 1998. This decrease of $409,861 or 14.3% was primarily due to lower sales of The Wizard of Oz marshmallows due to delays in shipping our newly developed "The Wizard of Oz" marshmallow packaging that was shipped in the second quarter of 1999. In addition, the Company did not enjoy the strong fourth quarter revenue it received in 1998 tied to the re-release of the motion picture "The Wizard of Oz," and the shipment of collectors' tins to Wal-Mart.

     In 1999, Peanut Squeeze sales were $661,603, or 27.0% of sales, and The Wizard of Oz marshmallow sales were $1,019,156, or 41.6% of sales. In 1998, the Wizard of Oz marshmallows represented $1,739,559, or 60.8% of sales.

GROSS PROFIT

     Gross profit in 1999 was $539,855 or 22% of sales, compared to a gross profit of $985,073 in 1998 or 34.4% of sales. This decrease of $445,218 was due to two significant factors. The first factor being the reduced sales levels of the "The Wizard of Oz" brand products, which have a high profit margin and second being the start-up production costs of "Peanut Squeeze".

OPERATING EXPENSES

Research and Development

     In 1999, product development expenses were $104,615 compared to $362,770 in 1998, a decrease of $258,155, or 71.2%. The reduction was primarily due to the Company's decision to curtail expenses in 1999 by closing its research and development department and utilize the research and development capacity of its manufacturers.

Sales and Marketing

     Sales and marketing expenses were $2,152,665 in 1999 as compared to $2,035,125 in 1998. The increase of $117,540 was primarily due to promotional expenses related to the introduction of the "Peanut Squeeze" line of products in 1999.

General and Administrative

     General and Administrative costs in 1999 were $2,576,844, compared to costs in 1998 of $2,557,890. This $18,954 or 1% increase is primarily due to the decision to change the strategy of the Company, the associated costs to support the separation of the Company and to hire additional personnel.

INCOME TAXES

     As of December 31, 1999, the Company had unused Federal and California net operating loss carryforwards of approximately $24,932,000 and $11,732,000, respectively, available to offset future Federal taxable income and future California taxable income. The unused net operating loss and credit carryforwards expire in various amounts through the year 2019. In contrast to Federal net operating losses, only 50% of the California net operating losses incurred subsequent to December 31, 1986 may be carried forward. The California net operating losses will expire in various amounts through the year 2004.

     Net deferred tax assets of approximately $8,829,000 resulting from net operating losses have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

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

OTHER INCOME AND EXPENSE

     Interest expense was $366,609 in 1999 compared to $221,547 in 1998. The increase of $145,062 or 65.5% relates to the cost of borrowings to fund the operation.

     In August 1999, the Company entered into a litigation settlement with Barbara's Bakery/New Life (Refer to Litigation Recovery, Net of Costs, Note 16). The Company received $1,260,000 of net proceeds after paying attorneys and outside investors who funded the litigation.

     During the year ended December 31, 1999, the Company renegotiated certain accounts payable and notes payable resulting in a reduction of $242,359 of the amount due. Additionally, the Company repaid certain notes payable through the issuance of stock which had a fair market value of $143,250 less than the debt extinguished. Therefore, the Company recognized a gain on extinguishments of debt of $385,609.


LIQUIDITY AND CAPITAL RESOURCES                          December 31,
                                                      1999           1998
                                                  -------------  ------------

     Net Cash Used In Operations                  $(1,866,148)   $(3,569,962)
     Net Cash Used in Investing Activities           (470,076)      (282,164)
     Net Cash Provided By Financing Activities      2,551,728      2,556,739
     Working Capital (Deficit)                      1,406,258       (615,028)

     At December 31, 1999 the Company had cash of $1,119,153 as compared to $903,649 in 1998. This increase is due primarily to additional investment received by the Company as part of the spin off of its subsidiary Hollywood Partners.com. Of the cash on hand, $1,086,585 was held by Hollywood Partners.com.

     The Company is continuing to seek to improve its relationships with its food brokers and customers (distributors), but the effort must be focused in accelerating the sales process to the Company to a break-even position. Although the vendor relationships are more stable, the Company may again jeopardize this area should the liquidity problem continue.

     During March and April 2000, the Company entered into a series of settlement agreements and releases with certain lenders to resolve all outstanding issues between them. The agreements were effective as of December 31, 1999, whereunder the Company resolved its outstanding issues with certain lenders by satisfying an aggregate of $1,510,560 of indebtedness, inclusive of accrued interest, through the issuance of an aggregate of 377,640 shares of restricted stock of its partially owned subsidiary, Hollywood Partners.com, Inc. These transactions were recorded in the Company's consolidated financial statements of December 31, 1999. See Note 6. Two of the lenders agreed to make market purchases of an aggregate of 900,000 shares of the Company's common stock, during the period ended May 31, 2000, but in no event more than a combined total purchase of $750,000. The agreements require the lenders not to sell any of the shares until after they have purchased the entire amount of shares as required pursuant to the terms of the agreements. The two lenders also agreed not to sell, in any calendar month, more than 25% of the shares they purchased. Notwithstanding this 25% restriction, the lenders are not precluded from taking any action that would be necessary for them to meet their fiduciary responsibilities owed to their investors and/or shareholders.

     The Company has suffered recurring losses from operations as of December 31, 1999. Although the Company received a cash settlement of $1,256,632 from the Barbara's litigation (see Note 16 to the Consolidated Financial Statements), it has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion which indicates there is substantial doubt about the Company's ability to continue as a going concern. See Note 2 to the Consolidated Financial Statements for additional information. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

CREDIT FACILITY

     In June 1999, the Company paid off its previous line of credit, but the assets are still collateralized. As of December 31, 1999, the Company does not have an institutional credit facility.

YEAR 2000

     The Company's accounting software currently does not utilize a four digit year field; however, the Company has been assured by the software manufacturer and independent consultants that all necessary modifications for the year 2000 were made and tested timely. The Company was advised by a consultant that the hardware was modified timely. The cost of these modifications did not have a significant effect on its financial position or results of operations. The Company currently does not interact electronically with either customers, suppliers or other entities that could be impacted by Year 2000 issues. The Company has not experienced any Year 2000 issued through the date of this report. Should any of the Company's internal systems fail in the future, the Company's business and results of operations could be adversely impacted.

ITEM 7.   FINANCIAL STATEMENTS

    SEE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9:    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

           Name                     Age   Positions Held
           -----------------------  ---   --------------

           Mark Beychok             43    Chairman of the Board
           John Coppolino           39    President and a Director
           Benjamin Tabatchnick     47    Director
           Valerie A. Broadbent     61    Secretary
           Fred Rigaud              55    Acting CFO

     Mark Beychok was elected Chairman of the Board in December 1999.  Mr.
     ------------
Beychok served as President and Director of the Company from September of 1993, until he resigned as President in December 1999. Mr. Beychok was also Chief Executive Officer from 1995 until his resignation from that position in February 2000. Mr. Beychok was also elected as Chairman of the Board of Hollywood Partners.com, Inc. in September 1999. Mr. Beychok is a private investor with twenty years experience in the food industry as an owner and operator of various food manufacturing, marketing and distribution companies. Mr. Beychok graduated in 1979 from the Haas Business School at the University of California (Berkeley).

     John Coppolino was elected a Director in February 1999 and was elected
     --------------
President in December 1999. Mr. Coppolino began with the Company as Director of Sales in 1994 and became Executive Vice President in September 1997. Mr. Coppolino also serves as a Director of Hollywood Partners.com, Inc. Mr. Coppolino has over fifteen years experience in the food industry, including experience as a food broker and in product manufacturing. Mr. Coppolino graduated from the Pennsylvania State University School of Business in 1983 with a degree in Business Logistics.

     Benjamin Tabatchnick was elected a Director of the Company in February
     --------------------
1997. Since January 1990, Mr. Tabatchnick has owned and operated Tabatchnick's Fine Foods (and predecessors), a privately held concern, which manufactures and distributes its own trademarked line of frozen soups, and manufactures frozen and refrigerated foods for others on a contract basis.

     Valerie A. Broadbent was elected as Secretary of the Company in February
     --------------------
1999. Ms. Broadbent began as Assistant to the COO/CFO in October 1997 and became Executive Administrator in February 1999. Ms. Broadbent also serves as Corporate Secretary of Hollywood Partners.com, Inc. Ms. Broadbent has over 25 years experience working in corporate administration and as executive assistant to senior management for both public and private companies.

     Fred Rigaud has over 25 years of experience in finance and accounting with
     -----------
multinational companies in consumer products, entertainment and the Internet. Mr. Rigaud received a Bachelor's degree in Liberal Arts from the University of Montreal in 1964 and is a graduate of Queens College with a B.A. in Finance and Accounting. From 1996 to 1998, Mr. Rigaud was Chief Financial Officer of Luckman Interactive, Inc., a developer and marketer of Internet software. From 1987 to 1996, he was associated with Million Dollar Enterprise, a division of Metropolitan Theatres, Inc., as Vice President of Finance.

ITEM 10:  EXECUTIVE COMPENSATION

     In September 1997, Mr. Beychok entered into a new employment agreement ("Agreement") with the Company for three years. Under the Agreement, Mr. Beychok receives an annual base salary of $150,000 and was granted options for 450,000 shares of stock at an exercise price of $0.87 per share, all of which are currently vested. In September 1997 Mr. Beychok was given a successful litigation reward of $51,535 plus

100,000 shares of common stock at fair market value of $1.00. In November 1998 the price of all options other than those related to the private placement were repriced to $0.10. In August 1999, Mr. Beychok was given a successful litigation reward of $75,000. In October 1999 Mr. Beychok was granted a new Board of Director package of an option to purchase 500,000 shares at an exercise price of $.25 per share, vesting 166,667 shares on October 22, 1999, 166,667 shares on October 22, 2000 and 166,666 shares on October 22, 2001. In October 1999, the Board granted Mr. Beychok an option for 900,000 shares at an exercise price of $.25 per share, vesting 450,000 on October 22, 1999, 225,000 on October 22, 2000, and 225,000 on October 22, 2001. In December 1999 Mr. Beychok was elected Chairman of the Board and will receive an increase in salary to $185,000 per year effective January 1, 2000.

     In September 1997, Mr. Coppolino entered into an employment agreement with the Company for two years. Under the Agreement, Mr. Coppolino receives an annual base salary of $120,000, and was granted options for 300,000 shares of stock at an exercise price of $0.87 per share, all of which are currently vested. In September 1997, Mr. Coppolino was given a successful litigation reward of $25,000, forgiveness of debt of $25,000, plus 25,000 shares of common stock at $1.00, being the fair market value at the date of the award. In November 1998 the price of all options were repriced to $0.10. In August 1999, Mr. Coppolino was given a successful litigation reward of $50,000. In October 1999 Mr. Coppolino was granted a Board of Director package of an option to purchase 375,000 shares at an exercise price of $.25 per share, vesting 125,000 shares on October 22, 1999, 125,000 shares on October 22, 2000 and 125,000 shares on October 22, 2001. In October 1999, the Board granted Mr. Coppolino an option for 750,000 shares at an exercise price of $.25 per share, vesting 375,000 on October 22, 1999, 187,500 on October 22, 2000, and 187,500 on October
22, 2001. In December 1999, the Company entered into a new employment agreement ("Agreement") with Mr. Coppolino for three years. Under the Agreement, Mr. Coppolino receives an annual base salary of $150,000 effective January 1, 2000.

     The following table sets forth certain information with respect to the compensation paid by the Company to Messrs. Beychok, Coppolino and Rigaud (the "named individuals") during 1999, 1998 and 1997:

                          SUMMARY COMPENSATION TABLE
                          --------------------------


Principal Position                                          All Other Annual       Securities Underlying
& Name                       Year   Salary       Other        Compensation            Options/SARs

Chairman of the Board (*)
Mark Beychok                 1999   $150,000         -           $ 99,588 (1)       1,400,000
                             1998    150,000         -             28,317 (2)               -
                             1997    150,000   $12,500 (3)        102,467 (4)         650,000

President
John Coppolino               1999   $120,000         -           $ 66,850 (5)        1,125,000
                             1998    120,000         -             19,003 (6)                -
                             1997    120,000   $20,750 (7)         59,000 (8)          400,000

Acting CFO
Fred Rigaud                  1999   $ 96,750   $ 5,000 (9)       $ 7,846 (10)          150,000
                             1998          -         -                 -                     -
                             1997          -         -                 -                     -

(*) Mr. Beychok served as President and CEO until his resignations as President in December 1999 and as CEO in February 2000.

(1) Comprised of $15,600 car allowance, accrued vacation of $8,988 and $75,000 as a successful litigation reward.
(2)  Comprised of $15,600 car allowance and accrued vacation of $12,717.
(3)  A portion of Mr. Beychok's salary was deferred in 1996 and paid in 1997.
(4) Comprised of $9,584 car allowance, accrued vacation of $41,348, plus $51,535 as a successful litigation reward.
(5) Comprised of $9,000 car allowance, accrued vacation of $8,988 and $50,000 as a successful litigation reward.
(6)  Comprised of $9,000 car allowance and accrued vacation of $10,003.
(7) A portion of Mr. Coppolino's salary, $15,500, and car allowance, $5,250, were deferred in 1996 and paid in 1997.
(8) Comprised of $9,000 car allowance and $50,000 as a successful litigation reward.
(9) A portion of Mr. Rigaud's salary was deferred in 1999 and used to exercise 50,000 options at $.10 per share in 2000.
(10) Comprised of $3,000 car allowance and accrued vacation of $4,846.

STOCK OPTION PLAN

     In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") pursuant to which 2,000,000 shares of Common Stock were reserved for issuance upon the exercise of options. Under the terms of the Plan, all directors, officers and key employees of, and consultants to, the Company and all its subsidiaries are eligible for option grants. The Board determines, at its discretion, which persons will receive option grants, the number of shares subject to each option, the exercise price, which may not be less than the par value of the shares subject to the option, except that in the case of ISO's, the exercise price must be at least one hundred percent (100%) of the fair market value of the optioned shares on the date of grant, or one hundred and ten percent (110%) of such fair market value if the optionee is the owner of more than ten percent (10%) of the total combined voting power of all classes of voting stock of the Company (a "10% Holder"), and the term (which may not be more than ten (10) years from the date of grant, or five (5) years in the case of an ISO granted to a 10% holder) thereof. The Plans permit options granted thereunder to be exercised by the tender of shares of common stock having a fair market value equal to the exercise price of such option.

     Options granted under the Plan may, at the discretion of the Board, be exercisable upon the tender of cash equal in amount to the aggregate par value of the shares covered by such options, together with a one-year note bearing interest at the "applicable federal rate" (as defined in the Code) and providing for a required prepayment upon any disposition of the acquired shares.

     During 1995 Mr. Beychok was granted an aggregate of 687,500 options under the Plan with an exercise price of $3.00. The exercise price of these options was reduced to $0.91 in May 1997. In November 1998, the Company reduced the exercise price of all outstanding options held by officers and directors to $.10, the then market price of the Company's common stock.

     The following chart sets forth the options granted to directors and officers in 1999:

-----------------------------------------------------------------------------------------------------------------
                            Number of      Percent of                                  Potential realized value
                           securities        total                                   at assumed annual rate of
                           underlying     options/SARs      Exercise                   appreciation for option
                            options/       granted to        of base                             term
                              SARs        employees in        price      Expiration
Name                        granted        fiscal year      ($/Share)       Date             5%            10%
-----------------------------------------------------------------------------------------------------------------
Mark Beychok                 1,400,000           39%           $0.25        10/21/04     $93,153         $205,138
-----------------------------------------------------------------------------------------------------------------
John Coppolino               1,125,000           31%           $0.25        10/21/04     $74,855         $164,843
-----------------------------------------------------------------------------------------------------------------
Benjamin Tabatchnick           375,000            9%           $0.25        10/21/04     $24,952         $ 54,948
-----------------------------------------------------------------------------------------------------------------
Valerie Broadbent              100,000            2%           $0.25        10/21/04     $ 9,411         $ 20,606
-----------------------------------------------------------------------------------------------------------------
Valerie Broadbent              300,000            7%           $0.25        10/21/04     $19,961         $ 43,953
-----------------------------------------------------------------------------------------------------------------
Fred Rigaud                    150,000            4%           $0.25        10/21/02     $ 9,981         $ 21,979
-----------------------------------------------------------------------------------------------------------------

     The following chart sets forth certain information with respect to options/warrants exercised during 1999 and outstanding at December 31, 1999 to the named individuals:


-------------------------------------------------------------------------------------------------------
                                                        Number of               Value of Unexercised
                                                        Securities              In-the-Money
                                                        Underlying              Options/SAR's at
                                                        Unexercised             FY-End
                            Shares                      Options/SARs at FY-     Exercisable/
                            Acquired on     Value       End Exercisable/        Unexercisable
Name                        Exercise        Realized    Unexercisable
-------------------------------------------------------------------------------------------------------
Mark Beychok                   500,000        $-0-      1,497,292 / 783,333     $1,152,915 / $ 603,166
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
John Coppolino                 350,000        $-0-        718,750 / 625,000     $  553,438 / $ 481,250
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Benjamin Tabatchnick           250,000        $-0-        125,000 / 250,000     $   96,250 / $192,500
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Valerie Broadbent               50,000        $-0-        275,000 / 150,000     $  250,250 / $ 77,000
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
Fred Rigaud                         -0-       $-0-        175,000 /  75,000     $  134,750 / $ 57,750
-------------------------------------------------------------------------------------------------------


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the ownership of the common stock by each director and by entities or persons known to the Company to own beneficially in excess of 5% of such stock and by all officers and directors as a group, as of December 31, 1999. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name and Address                       Number of Shares    Percentage of
of Beneficial Owner                     of Common Stock      Beneficial
Identity of Group                      Beneficially Owned     Ownership
-----------------                      ------------------     ---------

Mark Beychok (1)                            2,087,292 (2)           7.5 %

John Coppolino (1)                            908,750 (3)           3.3 %

Benjamin Tabatchnick (1)                      375,000 (4)           1.4 %

Valerie A. Broadbent (1)                      325,000 (5)           1.2 %

Fred Rigaud (1)                               125,000 (6)            .4 %

Terra Healthy Living, Ltd.                  7,813,795 (7)          28.0 %

All directors and officers as a group.
(5 persons) (2)(3)(4)(5) and (6)            3,821,042              13.8 %

(1) The address of these persons is 1800 Avenue of the Stars, Suite 480, Los Angeles, California 90067.

(2) Includes (i) 100,000 shares underlying a currently exercisable option with an exercise price of $0.10 per share expiring on September 15, 2003; (ii) 130,625 shares underlying a currently exercisable option, expiring December 16, 2003, which has an exercise price of $0.10 per share; (iii) 100,000 shares underlying a currently exercisable option with an exercise price of $0.10 which expires on June 16, 2005; (iv) 100,000 shares underlying a currently exercisable option with an exercise price of $.10 which expires on December 31, 2005; (v) 450,000 shares underlying a currently exercisable option with an exercise price of $0.10 per share expiring September 1, 2005; (vi) 166,667 shares underlying a currently exercisable option with an exercise price of $.25 per share, expiring October 21, 2004, and does not include 333,333 shares underlying options which are not currently exercisable, expiring October 21, 2004; (vii) 450,000 shares underlying a currently exercisable option with an exercise price of $.25 per share, expiring October 21, 2004, and does not include 450,000 shares underlying options which are not currently exercisable, expiring October 21, 2004; and
(viii) 590,000 shares currently issued through the exercise of options.

(3) Includes (i) 188,750 shares underlying a currently exercisable option with an exercise price of $0.10 per share expiring on September 1, 2002; (ii) 125,000 shares underlying a currently exercisable option with an exercise price of $.25 per share expiring on October 21, 2004, and does not include 250,000 shares underlying an option with an exercise price of $0.25 per share, which are not currently exercisable, expiring October 21, 2004; and (iii) 375,000 shares underlying a currently exercisable option with an exercise price of $.25 per share expiring October 21, 2004, and does not include 375,000 shares underlying an option with an exercise price of $0.25 per share, which are not currently exercisable, expiring October 21, 2004; and (iv) 220,000 shares currently issued through the exercise of options.

(4) Includes (i) 125,000 shares underlying a currently exercisable option with an exercise price of $0.25 per share granted in 1999, which expires October 21, 2004; and (ii) 250,000 shares issued through the exercise of options at $.10 per share in 1999. It does not include (iii) 250,000 shares underlying an option, which are not currently exercisable, with an exercise price of $.25 per share expiring October 21, 2004.

(5)  Includes (i) 25,000 shares underlying a currently exercisable option with an exercise price of $0.085 per share, expiring on January 29, 2003; (ii) 50,000 shares underlying a currently exercisable option with an exercise price of $0.33 expiring on July 1, 2004; (iii) 100,000 shares with a currently exercisable price of $0.25 per share expiring on October 21, 2004; (iv) and 100,000 shares with a currently exercisable price of $0.25 per share expiring on October 21, 2004; (v) 50,000 shares issued through the exercise of options. It
does not include:   (vi) 50,000 shares underlying an option with an exercise
price of $.33 per share, which are not currently exercisable, expiring July 1, 2004 and (vii) 100,000 shares underlying an option with an exercise price of $.25, which are not currently exercisable, expiring October 21, 2004.

(6) Includes (i) 75,000 shares underlying a currently exercisable option with an exercise price of $.25 per share expiring October 21, 2002; (ii) 50,000 shares issued through the exercise of options. It does not include 75,000 shares underlying an option with an exercise price of $.25 per share, which are not currently exercisable, expiring October 21, 2002.

(7) The number of shares beneficially owned is based on the most recent communication with the shareholder. Includes 2,000,000 shares which are subject to redemption by the Company pursuant to an agreement. See "Certain Relationships and Related Transactions."

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

Title of Class                 Name and Address of                      Number of        Percentage
                               Beneficial Owner                        Shares Owned       Of Class
------------------------------------------------------------------------------------------------------------
                               Thomas Von Ledersteger
Series B Preferred Stock       23 Chemin des Meandres                      500             50%
                               CH-1287 Laconnex/GE, Switzerland
------------------------------------------------------------------------------------------------------------
                               Pictet et CIE
Series B. Preferred Stock      29 Boulevard Georges Favon                  500             50%
                               CH-1211 Geneva, Switzerland
------------------------------------------------------------------------------------------------------------
                               All officers and directors as a group
Series B Preferred Stock       (5 persons)                                   0              0%
------------------------------------------------------------------------------------------------------------
1997 Series A                  All officers and directors as a group
Preferred Stock                (5persons)                                    0              0%
------------------------------------------------------------------------------------------------------------

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

                                    PART IV

ITEM 13:         EXHIBITS LIST
                 -------------

(a)  The following exhibits are submitted herewith:

     3.l    Certificate of Incorporation of Registrant(i)
     3.2    By-laws of Registrant(i)
     3.3    Agreement and Plan of Merger between the Registrant and
            Vitafort International Corporation, a California corporation(i)
     3.4    Certificate of Designation - Series A Preferred Stock(v)
     3.5    Certificate of Designation - Series B Preferred Stock(v)
     3.6    Certificate of Amendment to the Certificate of Incorporation,
            November 1991(v)
     3.7    Certificate of Designation - Series C Preferred Stock(v)
     3.8    Certificate of Amendment to the Certificate of Incorporation, filed
            February 8, 1994 (vi)
     3.9    Certificate of Designation - Series D Preferred Stock(vi)
     3.10   Certificate of Amendment to the Registrant's Certificate of
            Incorporation, filed November, 1995. Incorporated by reference to
            Exhibit 4.10 filed with the Registrant's Registration Statement on
            Form S-8 filed January 25, 1996 File Number 33-300435 (the " January
            1996 S-8").
     3.11   Certificate of Elimination - Series A Preferred Stock. Incorporated
            by reference to Exhibit 4.24 to the Registrant's Registration
            Statement on Form S-8 Filed May 22, 1996 File Number 333-04271 (the
            "May 1996 S-8").
     3.12   Certificate of Elimination - Series D Preferred Stock.  Incorporated
            by reference to Exhibit 4.25 to the May 1996 S-8.
     3.13   Certificate of Amendment to the Registrant's Certificate of
            Incorporation, filed October 4, 1996. Incorporated by reference to
            Exhibit 4.29 to the Registrant's Registration Statement on Form S-8
            Filed December 12, 1996, File Number 333-17763 (the "December 1996
            S-8").
     3.14   Amended Certificate of Designation of the Registrant's 1997 Series A
            Preferred Stock filed May 1997 (ix)
     3.15   Amended Certificate of Designation of the Registrant's 1997 Series A
            Preferred Stock filed March 1998 (xii)
     3.16   Amended Certificate of Designation of the Registrant's 1997 Series A
            Preferred Stock filed October 1998 (xiii)
     3.17   Convertible Debenture dated August 1998 (xiii)
     4.1    Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1
            Filed with the Registrant's Annual Report on Form 10K-SB for the
            Year ended December 31, 1996 (the "1996 10K-SB")
     4.2    Specimen Redeemable Common Stock Purchase Warrant(i)
     4.3    Form of Warrant Agreement(i)
     4.4    Proposed form of Underwriters Warrant Agreement(i)
     4.5
     4.6    Warrant Extension Agreement, December 18, 1992(v)
     4.7    Warrant Extension Agreement, December 18, 1994(vi)
     4.8    Warrant Extension Agreement, January 18, 1995(vi)
     4.9    Warrant Extension Agreement, April 3, 1995(vi)
     4.10   Warrant Extension Agreement, May 3, 1995.  Incorporated by reference to Exhibit 4.18 to the January 1996 S-8.
     4.11   Warrant Extension Agreement, June 15, 1995.  Incorporated by
            reference to Exhibit 4.19 to the January 1996 S-8.
     4.12   Warrant Extension Agreement, July 17, 1995.  Incorporated by
            reference to Exhibit 4.20 to the January 1996 S-8.

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

       10.75 Conversion Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
              Exhibit 9.18 to the May 1996 S-8.
       10.76 Class A Option Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
              Exhibit 9.19 to the May 1996 S-8.
       10.77 Class B Option Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
              Exhibit 9.20 to the May 1996 S-8.
       10.78 Employment Agreement, between the Registrant and John Coppolino. Incorporated by reference to Exhibit 10.78 to the 1996 Form 10-KSB.
       10.79 Foreclosure Purchase Agreement related to the Acquisition of assets of Auburn Farms, Inc. Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K, dated May 2, 1996.
       10.80 Loan and Security Agreement, dated August 15, 1996, between the Registrant and Coast Business Credit, a division of Southern Pacific Thrift & Loan Association. Incorporated by reference to
              Exhibit 1 to the Registrant's Form 8-K, dated August 15, 1996.
       10.81 Agreement, dated as of July 10, 1996, between the Registrant and Second Nature Technologies, Inc. Incorporated by reference to
              Exhibit 10.81 to the 1996 Form 10-KSB.
       10.82 Employment Agreement dated June 16, 1997 between Jack Spencer and the Registrant. Incorporated by reference to Exhibit 10.12 of the Registrant's Form SB-2 filed July 23,1997
       10.83 Agreement, dated April 1997, between the Registrant and ATCOLP Investment Partners, a California Limited Partnership. Incorporated by reference to the Registrant's Form SB-2 filed July 23, 1997
       10.84 Employment Agreement dated September 1997 between the Registrant and Mark Beychok. (x)
       10.85 Employment Agreement dated September 1997 between the Registrant and John Coppolino.(x)
       10.86 Subscription Agreement with Global International Sourcing, Inc., a Nevada corporation (xii)
       10.87 Administrative Services Agreement dated October 1, 1999 between the Registrant and Hollywood Partners.com, Inc. (filed herewith)
       10.88 Distribution Agreement dated October 1, 1999 between the Registrant and Hollywood Partners.com, Inc. (filed herewith)
       22. Subsidiaries of the Registrant: Global International Sourcing, Inc. (xii)
       23.1   Consent of BDO Seidman, LLP (filed herewith)
       27.    Financial Data Schedule (filed herewith)

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


(b)    Reports on Form 8-K.
       There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1998.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereby, duly authorized.

VITAFORT INTERNATIONAL CORPORATION


By: /s/ John Coppolino
   ------------------------------
    John Coppolino, President

Los Angeles, California
Date:  April 14, 2000


Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                               Title(s)                             Date
-----------------------------------------------------------------------------------------
 /s/ Mark Beychok                  Chairman of the Board               April 14, 2000
-----------------------------
Mark Beychok

 /s/ John Coppolino                Director and President              April 14, 2000
-----------------------------
John Coppolino                     (Principal Executive Officer)

 /s/ Fred Rigaud                   Acting Chief Financial Officer      April 14, 2000
-----------------------------
Fred Rigaud                        (Principal Accounting Officer)

 /s/ Benjamin Tabatchnick          Director                            April 14, 2000
-----------------------------
Benjamin Tabatchnick

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants            F-2

Consolidated Balance Sheets - December 31, 1999 and 1998      F-3

Consolidated Statements of Operations -
     Years Ended December 31, 1999 and 1998                   F-5

Consolidated Statements of Stockholders' Equity (Deficit) -
     Years Ended December 31, 1999 and 1998                   F-6

Consolidated Statements of Cash Flows -
     Years Ended December 31, 1999 and 1998                   F-7

Summary of Accounting Policies                                F-8

Notes to Consolidated Financial Statements                    F-11

              Report of Independent Certified Public Accountants

Board of Directors and Stockholders
VITAFORT INTERNATIONAL CORPORATION
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Vitafort International Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vitafort International Corporation and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, including a loss of $1,058,591 for the year ended December 31, 1999. These losses and other factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /s/  BDO SEIDMAN, LLP

Los Angeles, California
April 10, 2000

                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                        December 31,             December 31,
                                                           1999                     1998
                                                        ------------             ------------
Current Assets
 Cash and cash equivalents                               $ 1,119,153              $   903,649
 Marketable securities                                       536,667                  250,000
 Accounts receivable, less allowance
   for doubtful accounts of $63,782 and $41,775              139,137                  929,006
 Other receivables                                            47,383                        -
 Inventories                                                 585,407                  196,603
 Prepaid expenses and other current assets                   676,753                  132,509
                                                         -----------              -----------
   Total Current Assets                                    3,104,500                2,411,767
                                                         -----------              -----------

Equipment
 Manufacturing equipment                                     106,019                   19,881
 Furniture and office equipment                              109,654                  105,160
 Computer equipment                                          270,588                  209,574
                                                         -----------              -----------
                                                             486,261                  334,615
 Less accumulated depreciation                               305,434                  271,411
                                                         -----------              -----------
  Net Equipment                                              180,827                   63,204
                                                         -----------              -----------

Other Assets
 Intangible assets, net of accumulated amortization
  of $96,297 and $66,236                                     526,856                  911,684
 Other assets                                                138,006                      875
                                                         -----------              -----------
  Total Other Assets                                         664,862                  912,559
                                                         -----------              -----------

Total Assets                                             $ 3,950,189              $ 3,387,530
                                                         ============             ===========

See accompanying summary of accounting policies and notes to the consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ---------------------------------------------

                                                               December 31,             December 31,
                                                                   1999                     1998
                                                              ---------------          ---------------
Current Liabilities
  Notes payable - bank                                          $           -             $   283,689
  Notes payable - other                                               392,209                 958,724
  Convertible notes payable                                                 -                 600,000
  Accounts payable                                                    836,500               1,054,079
  Accrued expenses                                                    469,533                  130,303
                                                                -------------             ------------
    Total Current Liabilities                                       1,698,242                3,026,795
                                                                -------------             ------------

Long-term debt due a shareholder                                            -                2,065,000
Notes payable - other, less current portion                            26,331                        -
                                                                -------------             ------------
    Total Long-term Liabilities                                        26,331                2,065,000
Minority Interest                                                     654,151                        -

Stockholders' Equity (deficit)
  Series B, 10% cumulative convertible preferred
   stock, $.01 par value; authorized 110,000 shares;
   issued and outstanding 1,000 shares, aggregate
   liquidation preference of $50,000                                       10                       10
  Series C, convertible preferred stock, $.01 par value;
   authorized 450 shares; issued and outstanding 50 Shares,                 1                        1
   aggregate liquidation preference of $50,000
  Common stock, $.0001 par value; authorized 30,000,000
   shares; issued and outstanding 17,487,288 and 12,056,428             1,749                    1,206
   shares

  Additional paid-in-capital                                       28,398,646               24,064,868
  Accumulated deficit                                             (26,828,941)             (25,770,350)
                                                                -------------             ------------
    Total Stockholders' Equity (Deficit)                            1,571,466                (1,704,265)
                                                                -------------             -------------

Total Liabilities and Stockholders' Equity (Deficit)            $   3,950,189             $   3,387,530
                                                                =============             =============

See accompanying summary of accounting policies and notes to the consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Years Ended
                                                                         December 31,
                                                                     1999            1998
                                                                 ------------    ------------
Net revenues                                                     $  2,451,531    $  2,861,392

Cost of sales                                                       1,911,676       1,876,319
                                                                 ------------    ------------

      Gross profit                                                    539,855         985,073
                                                                 ------------    ------------

Operating expenses
  Research and development                                            104,615         362,770
  Sales and marketing                                               2,152,665       2,035,125
  General and administrative                                        2,576,844       2,557,890
                                                                 ------------    ------------
    Total operating expenses                                        4,834,124       4,955,785
                                                                 ------------    ------------

    Loss from operations                                           (4,294,269)     (3,970,712)

Other income (expense)
  Interest income                                                       8,239          39,591
  Litigation recovery, net of costs                                 1,256,632              --
  Gain on exchange of subsidiary stock                              1,521,482              --
  Minority interest in net loss of consolidated subsidiary            364,341              --
  Loss on disposal of assets                                               --         (42,246)
  Other income (expense)                                               69,518         (59,684)
  Interest expense                                                   (366,609)       (221,547)
                                                                 ------------    ------------
    Total other income (expense)                                    2,853,603        (283,886)
                                                                 ------------    ------------

   Loss before income tax expense                                 (1,440,666)     (4,254,598)

State income tax expense                                                3,534           3,407
                                                                 ------------    ------------

Loss before extraordinary item                                    (1,444,200)     (4,258,005)
Extraordinary gain on extinguishment of debt                          385,609              --
                                                                 ------------    ------------

Net loss                                                           (1,058,591)     (4,258,005)
Deemed dividend to preferred shareholders                                  --        (629,148)
                                                                 ------------    ------------
Net loss allocable to common shareholders                          (1,058,591)     (4,887,153)
                                                                 ============    ============

Basic and diluted net loss per common share:
     Loss before extraordinary item                                     (0.10)          (0.66)
     Extraordinary gain on extinguishment of debt                        0.03              --
                                                                 ------------    ------------
Basic and diluted net loss per common share                      $      (0.07)   $      (0.66)
                                                                 ============    ============

Basic and diluted weighted average shares of common stock         14,465,803       7,348,093
                                                                 ============    ============

 See accompanying summary of accounting policies and notes to the consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    Years Ended December 31, 1999 and 1998

                                                                 Series A                Series B               Series C
                                                                Convertible             Convertible            Convertible
                                                              Preferred Stock         Preferred Stock        Preferred Stock
                                                            -------------------     -------------------    -------------------
                                                              Shares   Amount         Shares   Amount        Share     Amount
                                                            -------------------     -------------------    -------------------
Balance, January 1, 1998                                         750   $    8          1,000   $   10           50   $      1

Series A Preferred issued in connection with
  a private placement, net of expenses                           500        5
Stock issued as settlement of contract disputes
Exercise of stock options
Stock issued for acquisition of marketing contract
Stock issued for services
Issuance of common stock in private placement
Conversion of Series A Preferred Stock                          (350)      (4)
Redemption of Series A Preferred Stock                        (1,351)     (13)
Issuance of warrants
Preferred stock dividends                                        451        4
Net loss
                                                            --------  -------       --------  -------      -------  ---------
Balance,  December 31, 1998                                       -        -           1,000       10           50          1


Exercise of stock options
Issuance of common stock for debt
Issuance of options
Contribution to paid-in capital of Hollywood
    Partners.com, Inc.
Contribution to paid-in capital by shareholder
Net loss
                                                            --------  -------       --------  -------      -------  ---------
Balance, December 31, 1999                                            $     -          1,000  $    10           50  $       1
                                                            ========  =======       ========  =======      =======  =========



                                                               Common Stock         Additional
                                                           -------------------       Paid-In        Accumulated
                                                            Shares     Amount        Capital          Deficit           Total
                                                           --------   --------     -----------     -------------      ---------
Balance, January 1, 1998                                  6,683,853    $   668     $23,160,507      $(20,883,197)     $2,277,997

Series A Preferred issued in connection with
  a private placement, net of expenses                                                 498,995                           499,000
Stock issued as settlement of contract disputes             115,000         12          94,176                            94,188
Exercise of stock options                                   239,500         24         213,634                           213,658
Stock issued for acquisition of marketing contract           60,000          6          43,118                            43,124
Stock issued for services                                   436,500         44         402,149                           402,193
Issuance of common stock in private placement             1,000,000        100         249,900                           250,000
Conversion of Series A Preferred Stock                    3,521,575        352            (348)                                -
Redemption of Series A Preferred Stock                                              (1,505,007)                       (1,505,020)
Issuance of warrants                                                                   278,600                           278,600
Preferred stock dividends                                                              629,144          (629,148)              -
Net loss                                                                                              (4,258,005)     (4,258,005)
                                                         ----------   --------    ------------      ------------     -----------
Balance,  December 31, 1998                              12,056,428      1,206      24,064,868       (25,770,350)     (1,704,265)



Exercise of stock options                                 3,698,687        370         552,336                          552,706

Issuance of common stock for debt                         1,732,173        173         680,839                          681,012

Issuance of options                                                                    423,306                          423,306

Contribution to paid-in capital of Hollywood
    Partners.com, Inc.                                                               1,376,372                        1,376,372

Contribution to paid-in capital by shareholder                                                         1,300,925      1,300,925

Net loss                                                                                              (1,058,591)    (1,058,591)
                                                         ----------   --------    ------------      ------------    -----------
Balance, December 31, 1999                               17,487,288   $  1,749    $ 28,398,646      $(26,828,941)   $ 1,571,465
                                                         ==========   ========    ============      ============    ===========

See accompanying summary of accounting policies and notes to the consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          December 31,
                                                                                                     1999              1998
                                                                                                     --------------------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
  Net loss                                                                                           $ (1,058,591)   $ (4,258,005)
  Adjustments to reconcile net loss to cash and cash equivalents used in operating activities
  Gain on exchange of subsidiary stock                                                                 (1,521,482)
  Extraordinary gain on extinguishment of debt                                                           (385,609)              -
  Depreciation and amortization                                                                            63,463         237,410
  Allowance for doubtful accounts                                                                          43,479          16,032
  Write-off of related party receivable                                                                         -         104,290
  Loss on disposal of fixed assets                                                                              -          42,559
  Minority interest in net loss of consolidated subsidiary                                               (364,341)              -
  Stock and options issued for services                                                                   564,594         261,706
  Other                                                                                                  (102,060)        (37,859)
  Changes in operating assets and liabilities
   (Increase) decrease in:
    Accounts receivable, net                                                                              746,391        (210,204)
    Inventories                                                                                          (388,805)         56,008
    Prepaid expenses and other current assets                                                            (255,345)        152,618
    Other assets                                                                                         (160,175)           (875)
   Increase (decrease) in

    Accounts payable                                                                                      243,338          66,358
    Accrued expenses                                                                                      708,995               -
                                                                                                     ----------------------------
     Cash and cash equivalents used in operating activities                                            (1,866,148)     (3,569,962)
                                                                                                     ----------------------------

Cash flows from investing activities
  Purchase of equipment                                                                                  (151,646)        (35,884)
  Proceeds from disposal of equipment                                                                           -          73,516
  Customer acquisition costs                                                                                    -        (109,872)
  Advances to Global International                                                                              -        (285,386)
  Purchase of marketable securities                                                                    (1,000,000)              -
  Proceeds from sale of marketable securities                                                             681,570               -
  Cash acquired through acquisition of Global International Sourcing                                            -          75,462
                                                                                                     ----------------------------
     Cash and cash equivalents used in investing activities                                              (470,076)       (282,164)
                                                                                                     ----------------------------

Cash flows from financing activities:
  Proceeds from issuance of stock                                                                         125,000         499,000
  Contribution to equity of subsidiary by a shareholder                                                 2,000,000               -
  Proceeds from redemption of preferred stock                                                                   -      (1,505,020)
  Proceeds from issuance of subsidiary preferred stock                                                    300,000               -
  Proceeds from convertible note payable                                                                  375,000         600,000
  Repayment of convertible note payable                                                                  (375,000)              -
  Proceeds from notes payable-bank                                                                              -       2,025,818
  Repayment of notes payable-bank                                                                        (283,690)     (1,802,886)
  Proceeds from long-term debt                                                                                  -       2,065,000
  Proceeds from notes payable-other                                                                       822,553       1,047,262
  Repayments of notes payable-other                                                                      (412,135)       (372,435)
                                                                                                     ----------------------------
     Cash and cash equivalents provided by financing activities                                         2,551,728       2,556,739
                                                                                                     ----------------------------

Increase (decrease) in cash and cash equivalents                                                          215,504      (1,295,387)
Cash and cash equivalents, beginning of period                                                            903,649       2,199,036
                                                                                                     ----------------------------
Cash and cash equivalents, end of period                                                             $  1,119,153     $   903,649
                                                                                                     ============================

Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Interest                                                                                          $    366,609     $   175,079
   Income taxes                                                                                            3,534            3,407

Supplemental disclosure of non-cash operating, investing and financing activities
   Stock issued for accounts and notes payable                                                       $   208,197     $    132,988
   Stock issued for prepaid consulting services                                                           38,619            7,500
   Options issued for prepaid consulting services                                                        140,753                -
   Stock issued for repayment of debt                                                                    543,775                -
   Stock issued upon cashless exercise of options                                                              -          213,658
   Stock issued as settlement of contract dispute                                                              -           94,188
   Stock issued for acquisition of marketing contract                                                          -           43,124
   Stock issued in exchange for marketable securities                                                          -          250,000
   Write-off of noncash financing charge                                                                 220,300                -
   Stock exchanged in repayment of debt                                                                1,521,225                -
   Acquisition of Global International Sourcing:
          Assets acquired, net of cash                                                                         -          535,786
          Liabilities assumed, including $522,328 due to Vitafort                                              -          829,461
          Contribution to equity of subsidiary by shareholders allocated to minority interest          1,018,492                -


See accompanying summary of accounting policies and notes to the consolidated financial statements.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements of Vitafort International Corporation (the "Company") include the accounts of the Company and its subsidiaries: Visionary Brands, Inc., Hollywood Partners.com, Inc. (57.5% owned); Global International Sourcing, Inc. (Global) (100% owned); Nutrifish Corporation (90.5% owned); and Crystal Clear Farms (100% owned). Nutrifish Corporation and Crystal Clear Farms are inactive subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

     These costs are reviewed by management periodically and written down if necessary to the value of the future benefit expected to be derived.


REVENUE RECOGNITION

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


INCOME (LOSS) PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") provides for the calculation of basic and diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures.


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


STOCK COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net earnings and earnings per share as if the fair-valued-based method of accounting had been applied. In accordance with FASB 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.


COMPREHENSIVE INCOME

     Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company did not have any components of other comprehensive income for the years ended December 31, 1999 and 1998, as such, comprehensive loss and net loss are equivalent.


DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company operates in one business segment.

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

   Vitafort International Corporation (the "Company") was incorporated on September 28, 1989 in the State of Delaware to succeed to the business of a California corporation of the same name which was organized on February 7, 1986. The Company is presently engaged in sourcing, developing and formulating products that it sells and markets under brands for healthy products, for licensed products and for low-priced sourced products.


NOTE 2 - LIQUIDITY AND GOING CONCERN

   For the past several years, the Company has suffered recurring losses from operations. For the year ended December 31, 1999, the Company incurred a net loss of $1,058,591, has working capital of $1,406,258 and stockholders' equity of $1,571,465 as compared to a net loss of $4,258,005, negative working captial of $(615,028) and a stockholders' deficit of $(1,704,265) at December 31, 1998. Although the Company raised additional capital in 1999 and converted debt or accounts payables and paid expenses of $3,205,000 with issuances of equity (see
Note 10), it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

     During the current and prior year, the Company reduced its cost of sales by sourcing the manufacturing of a significant amount of its products from Mexico to obtain lower rates than compared with domestic manufacturers. The Company has also introduced both new and reformulated products in 1999 and plans to introduce new products in 2000. These steps, coupled with improvements in subcontract manufacturing quality control and quality assurance and monitoring improvements in Company internal control and communications with respect to product returns and deductions, management believes should improve the Company's prospects to achieve profitability. However, no assurances can be given that the Company will be successful in its plans.


NOTE 3 - INVENTORY

   Inventory consists of the following:

                                     December 31,
                                   1999       1998
                                 ---------  ---------

   Finished goods                 $352,847   $118,524
   Packaging and raw material      232,560     78,079
                                  --------   --------
                                  $585,407   $196,603
                                  ========   ========

NOTE 4 - INTANGIBLE ASSETS

     Intangible assets consists of the following:

                                                       December 31,
                                                   1999           1998
                                                   ----           ----
     Auburn Farms trademarks                    $ 311,254      $ 311,254
     Customer acquisition costs                         -         76,167
     Deferred financing costs                           -        278,600
     Distribution rights                           93,686         93,686
     Goodwill                                     218,213        218,213
                                                ---------      ---------
                                                  623,153        977,920

     Less accumulated amortization                 96,297         66,236
                                                ---------      ---------

       Total intangible assets                  $ 526,856      $ 911,684
                                                =========      =========

NOTE 5 - ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                       December 31,
                                                   1999           1998
                                                   ----           ----
     Accrued compensation                       $ 284,119      $  32,709
     Accrued interest payable                      21,903         46,468
     Accrued royalties                            103,036         51,126
     Other accrued expenses                        60,475              -
                                                ---------      ---------
     Total accrued expenses                     $ 469,533      $ 130,303
                                                =========      =========

NOTE 6 - NOTES PAYABLE

       Bank
       ----

       In August 1996, the Company entered into a revolving credit facility with Coast Business Credit ("Bank") that provided a credit line of up to $4,000,000 subject to certain covenants. Advances made to the Company under the facility were based on a certain percentage of eligible accounts receivable, as defined, and a certain percentage of eligible inventory, as defined. In June 1999, the Company paid off the balance of this line of credit, but the assets are still collateralized. As of December 31, 1999, the Company does not have a line of credit.

       Other
       -----

       During 1999, the Company exchanged 230,371 shares of its subsidiary, Hollywood Partners.com, Inc., to various unrelated parties in settlement of notes payable. The shares exchanged had minimal value on the Company's books. As such, the Company recognized a $921,484 gain on repayment of debt.

       Throughout 1998, the Company entered into purchase order financing agreements with accredited investors, which provided the Company with $995,000 to purchase inventory. These advances bear interest at 3% per month and are due as the related receivables are collected. In addition, several lenders received options to purchase 410,000 shares of the Company's common stock at $1.00 per share, which was fair market value at the time. The exercise price was later reduced to $0.10 and $0.085 reflecting a subsequent decline in the fair market value of the Company's common stock. The Company has pledged its inventory as collateral for these advances. At December 31, 1999, $220,262 of these advances
were outstanding.   During 1999, the Company repaid $320,000 of these notes in cash and repaid $250,000 plus accrued interest thereon with the issuance of 500,000 shares of the Company's common stock, having a total value of $131,750. The difference between the fair market value of the Company's common stock issued and the carrying value of the advances and accrued interest repaid resulted in an extraordinary gain to the Company of $143,250.

     Convertible Notes Payable
     -------------------------

     As of December 31, 1998, convertible notes payable consisted of two notes in the amount of $300,000 each to previous holders of the Company's Series A Preferred Stock. The notes were repaid in 1999 with the exchange of 150,000 shares of Hollywood Partners.com held by the Company. The shares exchanged had minimal value on the Company's books. As such, the Company recognized a $600,000 gain on repayment of debt.

     Under the terms of these notes, the Company had issued five-year warrants to purchase 60,000 shares of common stock at $0.40 per share and 60,000 shares
of common stock at $0.25 per share.    If the notes and accrued interest are
repaid in cash, the warrants for 60,000 shares at $0.25 will be cancelled. Otherwise, to the extent any portion of the notes and accrued interest is paid with stock, the exercise price of a proportionate number of the 60,000 shares will be adjusted to $0.01 per share. The warrants were valued at the fair value as of the date issued, which resulted in non-cash financing cost of $58,262. This non-cash financing cost is being amortized as interest expense over the term of the debt.

     On December 31, 1999, 150,000 shares of Hollywood Partners.com were issued to the holders of the two convertible notes in payment of the principal amount of $600,000. These shares are restricted pursuant to Rule 144 and bear a legend.

     On August 24, 1998, the Company issued a convertible debenture due August 24, 2000 and received proceeds in the amount of $548,352. Interest was payable at 6% per annum. Repayments could be made in cash or stock at the option of the Company. On December 30, 1998, this note and accrued interest of $11,629 were repaid in full from the proceeds of a related party long-term promissory note.

     Other Notes Payable
     -------------------

     During the year, the Company entered into various insurance policies financed by notes payable which is included in "Notes payable-other." The notes payable had a balance of $130,468 bearing interest at between 8% and 9% with $104,137 due in the coming year.

NOTE 7 - LONG-TERM DEBT

     At December 31, 1998, the Company's long term debt consisted of a $2,065,000 five year promissory note payable issued to a principal shareholder. The note was due January 22, 2004 with interest at 6%, payable annually. The note provided for the first year's interest on the note to be applied to the partial exercise of the warrants. Under the terms of the note, the Company issued warrants to the note holder to purchase 500,000 shares of common stock at $0.25 per share. These warrants were valued at the fair value as at that date, which resulted in non-cash financing cost of $220,267 to be amortized to interest expense over the life of the note.

     In 1999, the Company issued 1,235,857 shares of the Company's common stock in repayment of $543,775 of the related party long-term promissory note. The remaining balance of $1,521,225 was forgiven by the shareholder and was recorded as a contribution to capital by the shareholder, net of the non-cash unamortized financing cost.

     The proceeds from this note were used to retire 1,351 shares of Series A Preferred Stock and to repay a $548,352 note payable to a shareholder along with accrued interest thereon of $11,628.

NOTE 8  - INCOME TAXES

     As the Company has incurred significant operating losses since inception, its current tax provision has been limited to minimum California tax payments. As of December 31, 1999, the Company had unused Federal and California net operating loss carryforwards of approximately $24,932,000 and $11,732,000, respectively, available to offset against future Federal taxable income and future California taxable income. The unused net operating loss and credit carryforwards expire in various amounts through the year 2019. In contrast to Federal net operating losses, only 50% of the California net operating losses incurred subsequent to December 31, 1986 may be carried forward. The California net operating losses will expire in various amounts through the year 2004.

     Net deferred tax assets of approximately $8,829,000 resulting from net operating losses have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

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

     As part of the above transaction, the Company also issued 451 shares of preferred stock, as well as warrants to purchase 282,422 shares of common stock at $0.6875 per share to the holders of the 1997 Series A Preferred Stock in exchange for the preferred stockholders accepting an adjustment in the terms of the 1997 Series A Preferred Stock. The warrants may be exercised over a five-year period beginning August 10, 1998.

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

     The Company repurchased the remaining 1,351 shares of the 1997 Series A Preferred Stock for $1,505,020 from the proceeds of long term related party promissory note. There was no 1997 Series A Preferred stock outstanding at December 31, 1999.

     Each share of Series B 10% Cumulative Convertible Preferred stock is convertible into 1.667 shares of common stock, and cumulative convertible dividends of 10% per annum are payable annually commencing October 1992. The Series B 10% Cumulative Preferred stock has a liquidation preference of $50 per share plus all accrued and unpaid dividends. It is subject to optional redemption by the Company at any time at $50 per share plus accrued and unpaid dividends. Cumulative unpaid dividends amounted to $42,500 and $39,000 at December 31, 1999 and 1998, respectively.

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

Common Stock

     In March 1999, the Company issued 10,000 shares of common stock at $.50 per share to a previous employee in payment of accrued vacation.

     In June 1999, the Company issued 160,000 shares of common stock at $.10 per share in exchange for services rendered, previously recorded as a liability.

     In the second quarter of 1999, various employees exercised 106,529 options at $.085 per share and 850,000 options at $.10 per share to purchase common shares.

     In July 1999, a shareholder exercised options to purchase 500,000 shares of common stock at $.25 per share.

     In August 1999, the Company issued 26,316 shares of common stock at $.085 per share in exchange for services rendered, previously recorded as a liability.

     In September 1999, the Company issued 1,235,857 shares of common stock at $.44 per share to convert $543,775 of convertible debt held by a shareholder to equity. The remaining balance of this convertible debt of $1,521,225 was forgiven and has been reflected as a contribution to capital by the shareholder net of associated unamortized non-cash financing costs.

     In the third quarter of 1999, the Company entered into a settlement agreement with an individual owed $250,000 plus accrued interest. In accordance with this agreement, the Company issued 500,000 shares of common stock to settle all amounts owed. Of this amount, 200,000 shares of common stock related to options granted to this individual, 150,000 at $.085 per share and 50,000 at $.10 per share. The remaining shares were valued at the then market value of $.38 per share.

     Throughout 1999, the Company issued 2,042,158 shares of common stock upon exercise of options granted to consultants and vendors of the Company as payment for services rendered or amounts owed as follows:

     - 49,971 shares at an exercise price of $.085 per share.

     - 1,613,187 shares at an exercise price of $.10 per share.

     - 10,000 shares at an exercise price of $.25 per share.

     - 40,000 shares at an exercise price of $.50 per share.

     - 4,000 shares at an exercise price of $1.00 per share.

     - 325,000 shares at an average exercise price of $.38 per share.

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

     Contribution to Capital
     -----------------------

     During 1999, a shareholder of Hollywood Partners.com, Inc. contributed approximately $2 million in cash to Hollywood Partners.com, Inc. Accordingly, the Company recorded its proportionate share of the contribution as a contribution to paid in capital Hollywood Partners.com.

NOTE 10 - STOCK OPTIONS

     The 1989 Stock Option Plan, as amended (the "Plan") reserved 50,000 shares of common stock (as adjusted for the reverse split effected in 1996) to grant either nonqualified or incentive stock options. All directors, officers, key employees and consultants to the Company or its subsidiaries are eligible under the terms of the Plan. Such options may not be granted at less than 100% of the fair market value at the date of grant (110% for an owner of 10% or more of the outstanding stock). Upon termination of service, the options, which an individual was entitled to exercise at the date of termination may be exercised at any time within six months of such termination. If an employee is terminated with cause, the options are canceled upon termination. As of December 31, 1999, no options are outstanding under this plan.

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

     The Company has also granted stock options outside the Plans to other individuals, such as employees and consultants, in consideration for services performed. The options were granted at fair market value and at various terms and vesting periods. The following table on the next page summarizes all option activity for the years ended December 31, 1999 and 1998:

                       Number of Common Stock Options    Weighted
                         1995 Stock      Other Stock     Average
                         Option Plan       Options        Price
                         -----------     -----------      -----
Outstanding as of
  January 1, 1998          1,231,708       3,885,982     $   1.55
Granted and repriced               -       6,755,528          .48
Exercised                          -        (239,500)         .89
Canceled                           -      (2,328,970)        2.01
                         -----------     -----------     --------

Outstanding as of
  December 31, 1998        1,231,708       8,073,040     $    .66
Granted                            -       8,411,000          .27
Exercised                          -      (3,698,687)         .51
Canceled                           -      (1,254,000)         .51
                         -----------     -----------     --------

Outstanding as of
  December 31, 1999        1,231,708      11,531,353     $    .50
                         ===========     ===========     ========

Exercisable as of
  December 31, 1999        1,231,708       6,991,867     $    .61
                         ===========     ===========     ========

     FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option, using the Black-Scholes method, at the weighted-average assumption used for grants in fiscal 1999 and 1998 dividend yield of zero percent; expected volatility of 188 percent and 371 percent, respectively; risk-free interest rate of six and eight percent, respectively; and an expected life of three to five years.

     The weighted average fair value of options granted during 1999 and 1998 was $.25 and $.41, respectively.

     Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share for 1999 and 1998 would have been reduced to the pro forma amounts indicated below:


               Net loss                          1999           1998
               ----------------------------------------------------------
               As reported                    $(1,058,591)   $(4,887,153)
               Pro forma                      $(1,327,923)   $(4,904,346)

               Basic loss per share
               --------------------

               As reported                    $      (.07)   $      (.66)
               Pro forma                      $      (.09)   $      (.66)

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

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                        Options
                                      Outstanding                           Options Exercisable
                                                                            -------------------
                         Number     Weighted-Average                      Number        Weighted
   Range of            Outstanding     Remaining      Weighted-Average  Exercisable     Average
Exercisable Prices     At 12/31/99  Contractual Life   Exercise Price   at 12/31/99  Exercise Price
------------------     -----------  ----------------  ----------------  -----------  --------------
$ 0.085 - $0.75         9,946,188        2.61             $ 0.22          5,556,702        $ 0.19
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
$ 0.875 - $2.80         2,552,748        1.12               1.04          2,502,748          1.05
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
$ 3.00  - $7.50           232,375          .9               3.62            132,875          3.90
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
$10.00 - $20.00            31,250        7.93              11.76             31,250         11.76
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Totals                 12,763,061        2.36             $ 0.50          8,223,575        $ 0.61
------------------=================================================================================
---------------------------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS

Lease Agreement

     As of August 1, 1999, the Company entered into a two-year lease agreement for its office premises. The Company is obligated for a monthly rent of $8,800 through May 31, 2000 and $8,950 per month for the period June 1, 2000 through May 31, 2001.

     Rent expense for the years ended December 31, 1999 and 1998 including parking, included in selling, general and administrative expenses, was $118,686 and $138,627, respectively.


Employment Agreements

     In September 1997, Mr. Beychok, the Company's current Chairman of the Board, entered into a new employment agreement ("Agreement") with the Company for three years. Under the Agreement, Mr. Beychok receives an annual base salary of $150,000 and was granted options for 450,000 shares of stock at an exercise price of $0.87 per share, all of which are currently vested. In September 1997 Mr. Beychok was given a successful litigation reward of $51,535 plus 100,000 shares of common stock at fair market value of $1.00. In November 1998 the price of all options other than those related to the private placement were repriced to $0.10. In August 1999, Mr. Beychok was given a successful litigation reward of $75,000. In October 1999 Mr. Beychok was granted a new Board of Director package of an option to purchase 500,000 shares at an exercise price of $.25 per share, the then fair market value, vesting 166,667 shares on October 22, 1999, 166,667 shares on October 22, 2000 and 166,666 shares on October 22, 2001. In October 1999, the Board granted Mr. Beychok an option for 900,000 shares at an exercise price of $.25 per share, the then fair market value, vesting 450,000 on October 22, 1999, 225,000 on October 22, 2000, and 225,000 on October 22, 2001.

     In September 1997, Mr. Coppolino, the Company's current President, was given a successful litigation reward of $25,000, forgiveness of debt of $25,000, plus 25,000 shares of common stock at $1.00, being the fair market value at the date of the award. In November 1998 the price of all options were repriced to $0.10. In August 1999, Mr. Coppolino was given a successful litigation reward of $50,000. In October 1999, Mr. Coppolino was granted a Board of Director package of an option to purchase 375,000 shares at an exercise price of $.25 per share, the then fair market value, vesting 125,000 shares on October 22, 1999, 125,000 shares on October 22, 2000 and 125,000 shares on October 22, 2001. In October 1999, the Board granted Mr. Coppolino an option for 750,000 shares at an exercise price of $.25 per share, the then fair market value, vesting 375,000 on October 22, 1999, 187,500 on October 22, 2000, and 187,500 on October 22, 2001.
In December 1999, Mr. Coppolino entered into a new employment agreement ("Agreement") with the Company for three years. Under the Agreement, Mr. Coppolino receives an annual base salary of $150,000 effective January 2000.

NOTE 12 - MAJOR CUSTOMERS

     The Company derived the following revenue from major customers, each of which provided 10% or more of total revenues during the year ended December 31, 1999 and 1998:

                                1999       1998
                              --------  ----------

  Wal-Mart                    $533,620  $  585,813
  Bi-Lo                        281,636           -
  A-1 International, Inc.       45,820     532,422
                              --------  ----------

   Total                      $861,076  $1,118,235
                              ========  ==========

NOTE 13 - LITIGATION

     The Company is a party to legal proceedings which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied and are typical for a company of its size and scope and financial condition. None of these proceedings are believed to be material to its financial condition or results of operations.


NOTE 14 - RELATED PARTY TRANSACTIONS

     The Company has entered into related party transactions during 1999 and 1998. See Notes 6, 7, 9 and 15 for further detailed information.


NOTE 15 - MARKETABLE SECURITIES

     The Company owns 2,050 shares of Triple Tree Trust AG, a publicly traded Swiss corporation (TTT-SW), an affiliate of a related party. The marketable securities carrying amount and fair market value is $514,150 at December 31, 1999. The Company has recorded no realized or unrealized gain or loss on these securities.

     The carrying amount and fair value of other marketable securities (based on quoted market prices) available-for-sale at December 31, 1999 amounted to $22,517.

NOTE 16 - LITIGATION RECOVERY, NET OF COSTS

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

NOTE 17 - FINANCING AGREEMENTS

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

     The Company borrowed $2,065,000 from Terra pursuant to a promissory note with warrant and registration rights (the "Terra Note"). The Terra Note is a five-year note bearing interest at 6% per annum. Interest on the Terra Note is payable annually. The Terra Note provides for the issuance to Terra of a five year warrant (the "Terra Warrant") for the purchase of 500,000 shares of the Company's common stock at $.25 per share. The Terra Note further provides that the first year's interest on the Terra Note shall be applied to the partial exercise of the Terra Warrant.

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


NOTE 18 - EXTRAORDINARY ITEM

     During the year ended December 31, 1999, the Company renegotiated certain accounts payable and notes payable resulting in a reduction of the amount due. The resulting decrease in the amounts due of $242,359, in addition to the $143,250 gain on extinguishments of debt discussed in Note 6, is reflected as an extraordinary gain on extinguishments of debt in the year ended December 31, 1999 statement of operations.