Form 10-Q
period 2000-03-31
VITAFORT INTERNATIONAL CORP
filed 2000-05-22
CIK 857139

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

				    FORM 10-QSB


		[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		     OF THE SECURITIES AND EXCHANGE ACT OF 1934

		    For the quarterly period ended March 31, 2000


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

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on May 15, 2000 is 22,692,215.

			VITAFORT INTERNATIONAL CORPORATION

CONTENTS


PART 1 - FINANCIAL INFORMATION


ITEM 1.	Consolidated Financial Statements:


Balance Sheets - March 31, 2000 (unaudited)
  and December 31, 1999                                     3-4


Statements of Operations (unaudited) -
Three Month Periods Ended March 31, 2000 and 1999           5


Statement of Stockholders' Equity (unaudited) -
Three Month Period Ended March 31, 2000                     6


Statements of Cash Flows -
Three Month Periods Ended March 31, 2000
   and 1999 (unaudited)                                     7


Notes to the Financial Statements (unaudited)               8-9


ITEM 2.	Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations	  	                              10-13



PART II - OTHER INFORMATION



Signature................                       	      14

              VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     As of March 31, 2000 and December 31, 1999

                                     ASSETS

	                                       						March  31,
                                        							  2000    		December 31,
                                  						     (Unaudited)      1999

Current assets
  Cash and cash equivalents 			                  $946,462 		$1,119,153
  Marketable securities                          -             536,667
  Accounts receivable, less allowance
    for doubtful accounts of $84,284
    and $63,782					                             125,366       139,137
  Inventories 			                                505,459       585,407
  Other receivables 		                           216,828       47,383
  Prepaid expenses and
    other current assets           	             815,161       676,753
    Total Current Assets	                      2,609,276     3,104,500

Equipment
  Manufacturing equipment 	                      138,114       106,019
  Furniture and office equipment                 109,654       109,654
  Computer equipment		                           272,559       270,588
                               					             520,327       486,261
  Less accumulated depreciation                  319,625       305,434
    Total Equipment               		             200,702       180,827

Other Assets
  Intangible assets, net of
    accumulated amortization
    of $96,794 and $96,297                      515,447        526,856
  Other assets                                      875        138,006
    Total Other Assets    	                     516,322        664,862
  Total Assets			 	                          $3,326,300   		$3,950,189


        See accompanying notes to consolidated financial statements.

		VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
		           CONSOLIDATED BALANCE SHEETS
		    As of March 31, 2000 and December 31, 1999

LIABILITIES AND STOCKHOLDERS' EQUITY

                                        March  31,
                                          2000      	December 31,
                                      (Unaudited) 		    1999

Current liabilities
  Notes payable - other          		   	$375,528 		    $392,209
  Accounts payable		                    731,859        836,500
  Accrued expenses 		                   482,130        469,533
    Total Current Liabilities	         1,589,517     1,698,242

Long-term debt, less current portion       7,793         26,331
    Total long-term liabilities            7,793         26,331

Minority Interest 		                     490,474        654,151

Stockholders' equity
  Series B, 10% cumulative convertible
    preferred stock, $.01 par value;
    authorized 110,000 shares; issued and
    outstanding 1,000 shares, aggregate
    liquidation preference of $50,000         10             10
  Series C, convertible preferred stock,
    $.01 par value; authorized 450 shares;
    issued and outstanding 50 shares,
    aggregate liquidation preference of
    $50,000		        	                         1              1

Common stock, $.0001 par value; authorized
  30,000,000 shares; issued and
  outstanding 19,686,788 and
  17,487,288 shares	         		            1,969 	    	   1,749

Additional paid-in capital            29,133,847     28,398,646

Accumulated deficit                  (27,897,311)   (26,828,941)


Total Stockholders' Equity             1,238,516      1,571,465

Total Liabilities
  & Stockholders' Equity         	    $3,326,300  	  $3,950,189


            See accompanying notes to consolidated financial statements.

			VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
				CONSOLIDATED STATEMENTS OF OPERATIONS
						(Unaudited)

                            								 Three Months Ended
                           		 						      March 31,
                           								   2000  	     1999

Net revenues		                				 $435,883 	   $839,698

Cost of sales	    			              386,946       410,510

  Gross profit   				               48,937       429,188

Operating expenses
  Research and development	         33,921        10,428
  Sales and marketing			           540,814       430,068
  General and administrative       850,410       392,403
    Total operating expenses     1,425,145       832,899

    Loss from operations			     (1,376,208)     (403,711)

Other income (expense)
   Other income	                         -       270,280
   Interest income 			                9,795 		        22
   Interest expense			              (11,250)    (113,909)
   Minority interest in net loss of
     consolidated subsidiary			     273,173             -
    Total other income (expense)    271,718       156,393

   Loss before income tax expense(1,104,490)     (247,318)

State income tax expense             6,400             -

Net loss after tax, before extraordinary item  (1,110,890)     (247,318)
Extraordinary gain on forgiveness of debt          42,520             -

Net loss	                           		 			    $(1,068,370)    $(247,318)

Basic and diluted net loss per common share   $     (0.06)    $   (0.02)

Basic and diluted  weighted average
  shares of common stock      		     18,020,505    12,187,511

 	See accompanying notes to consolidated financial statements.

VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
 (Unaudited)

  	     Series B     Series C
         Convertible   Convertible
          Preferred    Preferred			         Additional
      Stock        Stock   	    Common Stock      Paid-In    Accumulated
        Shares  Amount Shares Amount    Shares  Amount     Capital      Deficit
Balance,
Jan 1,
2000     1,000 $   10     50 $    1  17,487,288 $1,749  $28,398,646 $26,828,941)

Exercise
of stock
options 					  2,199,500	   220      666,348

Contribution
by share-
holders 			    					       68,852

Net Loss								              (1,068,370)

Balance,
Mar 31,
2000	   1,000 $  10     50 $     1  19,686,788 $1,969 $29,133,846 $(27,897,311)

					   	   Total

Balance, Jan 1,2000  	  		$1,571,465

Exercise of stock options              666,568

Contribution by shareholders		    68,852

Balance, Mar 31, 2000			$1,238,515

	See accompanying notes to consolidated financial statements.

		VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
    			CONSOLIDATED STATEMENTS OF CASH FLOWS
				              	(Unaudited)

                                      									 Three Months Ended
                                           										March 31,
                                       									  2000 	   1999
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
  Net loss                           								$(1,068,370) $(247,318)
  Adjustments to reconcile net loss to cash
    and cash equivalents used in operating
    activities
  Extraordinary gain                             (42,520)         -
  Stock and options issued for services          413,768          -
  Depreciation and amortization		                 25,600      61,653
  Allowance for doubtful accounts			              20,502          -
  Minority interest in net loss of consolidated
    Subsidiary					                             (273,173)         -
  Stock options exercised  for services              -       38,455
    Changes in operating assets and liabilities:
      Accounts receivable				                   (168,877)   255,522
      Inventories				                             79,949   (147,101)
      Prepaid expenses and other current assets (27,072)     37,393
      Other assets	           			                 18,495          -
      Accounts payable	  				                    (62,121)  (361,168)
      Income taxes payable			                    (23,838)         -
      Accrued expenses				                         30,591    120,025
        Cash and cash equivalents used in operating
        Activities					                        (1,145,918)  (242,539)

Cash flows from investing activities:
  Purchase of computer equipment				                      (34,066)         -
  Proceeds from sale of marketable securities             536,667          -
    Cash and cash equivalents provided by
      investing activities                                502,601          -

Cash flows from financing activities:

  Proceeds from issuance of stock                         500,000          -
  Proceeds from notes payable   		                         11,568     31,000
  Repayment of notes payable					                         (40,942)  (118,635)
    Cash and cash equivalents provided
      by (used in) financing activities                   470,626    (87,635)

Decrease in cash and cash equivalents                    (172,691)  (330,174)
Cash and cash equivalents, beginning of period          1,119,153    872,649
Cash and cash equivalents, end of period                 $946,462   $542,475


   		See accompanying notes to consolidated financial statements

VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - GENERAL

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1999 and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1999.

	Vitafort continues to develop, market and distribute snacks to the retail grocery trade; however, the Company has created a wholly owned subsidiary, Visionary Brands, Inc., to execute this strategy. Visionary Brands is in the business of creating brands and products in the grocery industry, and
manufacturing and distributing the same.   These products are marketed under
Company-developed brands such as "Peanut Squeeze," or licensed brands procured by Hollywood Partners.com, Inc. such as "The Wizard of OZ" marshmallows.
The Company develops these products from the actual conception of the product idea to the shipment of the product to the retailer.

       Hollywood Partners.com, Inc. ("HP.com") is a marketing and promotions company building a family of content, community and commerce opportunities offered to Website visitors. Using entertainment-themed Websites, it presents both proprietary and sourced content to build relationships with Website visitors and to collect their demographic and lifestyle information. HP.com expects to obtain revenues from many sources including sweepstakes sponsorships, Website sponsorships and allowing access to its registered users ("Members") who have given permission for HP.com to send them offers from marketing partners.

With the spin out of Hollywood Partners.com and the transition to Visionary Brands as the grocery food and marketing company, Vitafort announced its new strategic direction. Upon shareholder approval, Vitafort International Corporation will change its name to Visionary Holdings, Inc. to reflect its transformation into a holding company. This new entity currently owns 100% of Visionary Brands and 57% of Hollywood Partners.com, or 4.619 million shares. Management is also involved in discussions with additional entities that could potentially fall under the umbrella of Visionary Holdings.

Management has also been in the development of its next business model under the newly formed entity, Visionary Foods.com, Inc., incorporated in April
2000.   This company is a wholly owned subsidiary of the Company and will be the vehicle utilized to execute strategic acquisitions in the grocery home delivery business. Management has identified several regional home grocery delivery companies that specialize in high quality frozen meat, chicken and seafood. The unaudited combined 12 month historical revenue of these potential acquisitions is over $20 million. The Company has formulated a strategic plan to combine these regional grocers into a national Web-enabled home grocery delivery service specializing in high quality center of the plate entrees. However, there are no guarantees that the Company will be able to acquire these companies and execute this strategy.

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

(g)	For the three months ended March 31, 2000, basic loss per share has been computed using the weighted average number of common shares outstanding during the period. Dividends on cumulative preferred stock are not material.

NOTE 3 - INVENTORIES

	Inventory consists of the following:

                                        March 31, 2000  December 31, 1999

	Finished goods                          $312,540   $352,847
	Packaging and raw material               192,919    232,560

	                                       $ 505,459  $ 585,407


NOTE 4 - STOCKHOLDERS' EQUITY

	During the three month period ended March 31, 2000, the holders of stock options to purchase 2,199,500 shares of stock exercised these options as compensation for services rendered and to be rendered. Contribution by shareholders represents the sale of stock by Hollywood Partners.com, a subsidiary of the Company. The amount of $68,852 reflects the Company's portion of the transaction.


NOTE 5 - GOING CONCERN

	The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. Although the Company raised additional capital in 1999, it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operations in order to remain a viable entity. The Company's auditors have included an explanatory paragraph in their report for the year ended December 31, 1999 indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

NOTE 6 - LITIGATION


	The Company is a party to legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied) that are typical for a company of its size and scope and financial condition, and none of these proceedings are believed to be material to its financial condition or results of operations.

NOTE 7 - SUBSEQUENT EVENT

     Lee M. Lambert, the President, CEO and Treasurer of Hollywood Partners.com, Inc., has indicated to the Company that he does not intend to continue as an officer or director of HP.com upon expiration of his contract on June 30, 2000. On May 16, 2000, Mr. Lambert resigned his positions as CEO and Treasurer, and Eugene Scher, a Director of HP.com, assumed these positions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AS RESULTS OF OPERATIONS

(Unaudited)

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995:

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Quarterly Report on Form 10-QSB ("Form 10-QSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. See also the information set forth in Exhibit 99.1 on our Form 8-K dated January 21, 2000 titled "RISK FACTORS," incorporated herein to this annual report.

Three Months Ended March 30, 2000 and 1999

Results of Operations:

During this past quarter, management continued the execution of its new strategic direction. As a holding company, management believes that certain resources and strategic partnerships can be shared among the unique entities. Hollywood Partners.com, the Company's first spin out, continued to develop its business model in the first quarter with the introduction of its new Website, PlanetFree.com, a new sweepstakes Website that replaced the sweepstakes functions of the prior Hollywood Partners.com Website and that initially can host up to 20 sweepstakes at one time. This Website is designed to host sweepstakes and promotions for retailers and manufacturers who we believe are seeking a higher level of branding and capability to educate than generally offered on other sweepstakes Websites.

Management has also been in the development of its next business model under the newly formed entity, Visionary Foods.com, Inc., incorporated in April
2000.   This company is a wholly owned subsidiary of the Company and will be the vehicle utilized to execute strategic acquisitions in the grocery home delivery business. Management has identified several regional home grocery delivery companies that specialize in high quality frozen meat, chicken and seafood. The unaudited combined 12 month historical revenue of these potential acquisitions is over $20 million. The Company has formulated a strategic plan to combine these regional grocers into a national Web-enabled home grocery delivery service specializing in high quality center of the plate entrees. However, there are no guarantees that the Company will be able to acquire these companies and execute this strategy.

	In the first quarter of 2000, the Company continues to develop its new food marketing entity, Visionary Brands, which focuses on the marketing and distributing of new innovative foods to the grocery industry. Visionary Brands introduced two new products in 1999. The initial product launched was "Peanut Squeeze," the first product in the peanut butter category that can be dispensed from a squeezable bottle. The product has been placed in over 5,000 stores across the country. The market introduction of Peanut Squeeze has been negatively impacted by defective product. The peanut filling manufacturer's inability to meet product specifications has resulted in the Company losing sales and shelf space and having to incur greater marketing costs.

In conjunction with Hollywood Partners.com, Inc., Visionary Brands introduced its latest product, "Gravity Games Energy Bar." This snack was unveiled at the Gravity Winter Games held at Mammoth Mountain, California in January 2000. The Gravity Games is a joint venture between NBC Sports Ventures, the business unit of NBC Sports, and eMap Petersen, Inc., the largest special interest publisher in the United States with more than 160 publications.

Visionary Brands began distribution of the Gravity Bar late in the first quarter of 2000. This new entry into the Energy Bar nutritional category is targeted to the younger consumer (12-24 years of age) and the license with the Gravity Games that also targets similar demographics. Gravity Bars come in two flavors, Chocolate Peanut and Chocolate Fudge, both with Ginseng, 12 grams of protein and 35% R.D.A. of certain vitamins.

Net Revenues:

For the three months ended March 31, 2000, net sales were $435,883 compared to $839,698 for the same period in 1999, a decrease of $403,815 or 48%. The decrease in net revenues was due primarily to delay in the repackaging of the product lines with the new Visionary Brand look and reformulation of the "Peanut Squeeze" line to improve production efficiencies.

Gross Profit:

Gross profit decreased from $429,188 for the three months ended March 31, 1999 to $48,937 for the three months ended March 31, 2000, a decrease of $380,251 or 89%. Gross profit was 11% of net revenues for the quarter ended March 31, 2000, compared to 51% for the same period in 1999. The decrease in gross profit is due to higher production costs created by production problems in the bottling operation.

Research and Development:

	Total research and development expenses for product development in the quarter ended March 31, 2000 were $33,921 compared to $10,428 for the same period in 1999, an increase of $23,493 or 225.3%. The increase in research and development expenses is due primarily to development expenses for the Company websites.


Sales and Marketing:

Total sales and marketing expenses for the quarter ended March 31, 2000 were $540,814 compared to $430,068 for the three months ended March 31, 1999, an increase of $110,746 or 26%. Increased expenses were primarily related to slotting fees for "Peanut Squeeze" of $55,320, promotional expenses for the launch of the Gravity Bars of $21,086 and the cost of Website design and programming, of $76,041, offset by decreases in commissions expenses of $17,400 and in freight-out costs of $27,600.


General and Administrative:

For the quarter ended March 31, 2000, total general and administrative expenses were $850,410 compared to $392,403 for the same quarter ended March 31, 1999, an increase of $458,007. Significant cost increments was primarily in the following areas: consulting expense of $109,000, and management and staff salaries of $211,00, due to increase of staffing and office expenses to accommodate the new employees.

Other Income (Expense):

Interest expenses decreased from $113,909 in the same quarter in 1999, to $11,250 in the quarter ended March 31, 2000, a change of $132,659 or 90%, due to the repayment of debt.

Liquidity and Capital Resources:
	      				        Three Months Ended
				                         March 31,
					             1999              2000
Net Cash Used for
  Operations                        $   (242,539)	     $  (6,514)
Net Cash Provided by
  Investing Activities                   502,601                   -
Net Cash Provided by
 (Used in) Financing Activities          815,542	      (118,635)
Working Capital(Deficit)               1,019,758            (731,888)

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

The Company continues to suffer recurring losses from operations as of March 31, 2000 and has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion on the Company's December 31, 1999 financial statements, which indicates there is substantial doubt about the Company's ability to continue as a going concern. See "Note 5" to the consolidated financial statements for additional information. The Company is attempting to raise additional capital to meet future working capital requirements and launch new products, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to curtail operations.

VITAFORT INTERNATIONAL CORPORATION

SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





VITAFORT INTERNATIONAL CORPORATION
(Company)





/s/ John Coppolino
John Coppolino
President


/s/ Fred Rigaud
Fred Rigaud
Acting Chief Financial Officer









Date:   May 22, 2000