Form 10QSB/A
period 2000-03-31
VITAFORT INTERNATIONAL CORP
filed 2000-06-09
CIK 857139

                            UNITED STATES
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

            			VITAFORT INTERNATIONAL CORPORATION

                           CONTENTS


PART 1 - FINANCIAL INFORMATION


ITEM 1.	Consolidated Financial Statements:


Balance Sheets - March 31, 2000 (unaudited)
  and December 31, 1999                                     3-4


Statements of Operations (unaudited) -
Three Month Periods Ended March 31, 2000 and 1999           5


Statement of Stockholders' Equity (unaudited) -
Three Month Period Ended March 31, 2000                     6


Statements of Cash Flows - (unaudited)
Three Month Periods Ended March 31, 2000
   and 1999                                                 7


Notes to the Financial Statements (unaudited)               8-9


ITEM 2.	Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations	  	                                 10-13



PART II - OTHER INFORMATION



Signature................                       	      14

              VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     As of March 31, 2000 and December 31, 1999

                                     ASSETS

	                                       						March  31,
                                        							  2000    		December 31,
                                  						     (Unaudited)      1999

Current assets
  Cash and cash equivalents 			                  $946,462 		$1,119,153
  Marketable securities                          -             536,667
  Accounts receivable, less allowance
    for doubtful accounts of $84,284
    and $63,782					                             125,366       139,137
  Inventories 			                                505,459       585,407
  Other receivables 		                           216,828       47,383
  Prepaid expenses and
    other current assets           	             815,161       676,753
    Total Current Assets	                      2,609,276     3,104,500

Equipment
  Manufacturing equipment 	                      138,114       106,019
  Furniture and office equipment                 109,654       109,654
  Computer equipment		                           272,559       270,588
                               					             520,327       486,261
  Less accumulated depreciation                  319,625       305,434
    Total Equipment               		             200,702       180,827

Other Assets
  Intangible assets, net of
    accumulated amortization
    of $107,706 and $96,297                     515,447        526,856
  Other assets                                      875        138,006
    Total Other Assets    	                     516,322        664,862
  Total Assets			 	                          $3,326,300   		$3,950,189


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

    			VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
				        CONSOLIDATED STATEMENTS OF OPERATIONS
                 						(Unaudited)

                              								 Three Months Ended
                             		 						      March 31,
                             								   2000  	     1999

Net revenues		                  				 $435,883 	   $839,698

Cost of sales	       			              386,946      410,510

  Gross profit      				               48,937      429,188

Operating expenses
  Research and development	            33,921       10,428
  Sales and marketing			              540,814      430,068
  General and administrative          850,410      392,403
    Total operating expenses        1,425,145      832,899

    Loss from operations  			      (1,376,208)    (403,711)

Other income (expense)
   Other income	                           -       270,280
   Interest income   			                9,795 		        22
   Interest expense		  	              (11,250)    (113,909)
   Minority interest in net loss of
     consolidated subsidiary	  		     273,173           -
    Total other income (expense)      271,718      156,393

   Loss before income tax expense  (1,104,490)    (247,318)

State income tax expense                6,400           -

Net loss after tax, before
   extraordinary item              (1,110,890)    (247,318)
Extraordinary gain on
   forgiveness of debt                  42,520          -


Net loss	               		 			    $(1,068,370)    $(247,318)

Basic and diluted net
   loss per common share          $     (0.06)    $   (0.02)

Basic and diluted
    weighted average
    shares of common stock  		     18,020,505    12,187,511

 	See accompanying notes to consolidated financial statements.

      VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
 (Unaudited)

  	     Series B     Series C
           Convertible   Convertible
            Preferred     Preferred			                   Additional
              Stock        Stock   	     Common Stock      Paid-In   Accumulated
        Shares  Amount Shares Amount    Shares  Amount     Capital      Deficit
Balance,
Jan 1,
2000     1,000 $   10     50 $    1  17,487,288 $1,749  $28,398,646 $26,828,941)

Exercise
of stock
options                        				   2,199,500    220      666,348

Stock, options,
and warrants
issued for
services                    			    					                     68,852

Net Loss	                                      							              (1,068,370)
Balance,
Mar 31,
2000	   1,000 $  10     50 $     1  19,686,788 $1,969 $29,133,846 $(27,897,311)

					   	   Total

Balance, Jan 1,2000            	  		$1,571,465

Exercise of stock options              666,568

Stock, options and warrants
issued for services               		    68,852

Balance, Mar 31, 2000	            		$1,238,515

        	See accompanying notes to consolidated financial statements.

   		   VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
       	   		CONSOLIDATED STATEMENTS OF CASH FLOWS
				                   	(Unaudited)

                                      									 Three Months Ended
                                           										March 31,
                                       									  2000 	     1999
Increase (Decrease) in Cash
   and Cash Equivalents

Cash flows from operating activities:
  Net loss                           								$(1,068,370)  $(247,318)
  Adjustments to reconcile net loss to cash
    and cash equivalents used in operating
    activities
  Extraordinary gain                             (42,520)         -
  Stock and options issued for services          413,768          -
  Depreciation and amortization		                 25,600      61,653
  Provision for doubtful accounts			              20,502          -
  Minority interest in net loss
    of consolidated Subsidiary                  (273,173)         -
  Stock options exercised  for services              -        38,455
    Changes in operating assets
      and liabilities:
      Accounts receivable				                   (168,877)    255,522
      Inventories				                             79,949    (147,101)
      Prepaid expenses
        and other current assets                 (27,072)     37,393
      Other assets	           			                 18,495          -
      Accounts payable	  				                    (62,121)  (361,168)
      Income taxes payable			                    (23,838)         -
      Accrued expenses				                        30,591    120,025
        Cash and cash equivalents
          used in operating activities        (1,145,918)  (242,539)

Cash flows from investing activities:
  Purchase of computer equipment	                (34,066)         -
  Proceeds from sale of marketable securities    536,667          -
    Cash and cash equivalents provided by
      investing activities                       502,601          -

Cash flows from financing activities:

  Proceeds from issuance of stock                500,000          -
  Proceeds from notes payable   		                11,568     31,000
  Repayment of notes payable					                (40,942)  (118,635)
    Cash and cash equivalents provided
      by (used in) financing activities          470,626    (87,635)

Decrease in cash and cash equivalents           (172,691)  (330,174)
Cash and cash equivalents, beginning of period 1,119,153    872,649
Cash and cash equivalents, end of period        $946,462   $542,475


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

NOTE 2 -- LOSS PER SHARE

     For the three months ended March 31, 2000, basic and diluted loss per share had been computed using the weighted average number of common share oustanding during the period. Dividens on cumulative preferred stock are not material.

NOTE 3 - INVENTORIES

	Inventory consists of the following:

                                        March 31, 2000  December 31, 1999

	Finished goods                                $312,540      $352,847
	Packaging and raw material                     192,919       232,560

      	                                        $505,459      $585,407


NOTE 4 - STOCKHOLDERS' EQUITY

     During the three month period ended March 31, 2000, the holders of stock options to purchase 2,199,500 shares of stock exercised these options as compensation for services rendered and to be rendered. Stocks, options, and warrants issued for services by Hollywood Partners.com, a subsidiary of the Company, in the amount of $68,852 reflects the Company's percentage ownership of the transactions.


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

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AS RESULTS OF OPERATIONS
                           (Unaudited)

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995:

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Quarterly Report on Form 10-QSB ("Form 10-QSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. See also the information set forth in Exhibit 99.1 on our Form 8-K dated January 21, 2000 titled "RISK FACTORS," incorporated herein to this quarterly report on Form 10-QSB.

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

    	In the first quarter of 2000, the Company continues to develop its new food marketing entity, Visionary Brands, which focuses on the marketing and distributing of new innovative foods to the grocery industry. Visionary Brands introduced two new products in 1999. The initial product launched was "Peanut Squeeze," the first product in the peanut butter category that can be dispensed from a squeezable bottle. The product has been placed in over 5,000 stores across the country. The market introduction of Peanut Squeeze has been negatively impacted by defective product. The inability of the manufacturer pf the peanut filling to meet product specifications has resulted in the Company losing sales and shelf space and having to incur greater marketing costs.

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

Gross Profit:

Gross profit decreased from $429,188 for the three months ended March 31, 1999 to $48,937 for the three months ended March 31, 2000, a decrease of $380,251 or 89%. Gross profit was 11% of net revenues for the quarter ended March 31, 2000, compared to 51% for the same period in 1999. The decrease in gross profit is due to higher production costs created by production of "Peanut Squeeze" discussed above.

Research and Development:

	Total research and development expenses for product development in the quarter ended March 31, 2000 were $33,921 compared to $10,428 for the same period in 1999, an increase of $23,493 or 225.3%. The increase in research and development expenses is due primarily to development expenses for the Company websites.


Sales and Marketing:

Total sales and marketing expenses for the quarter ended March 31, 2000 were $540,814 compared to $430,068 for the three months ended March 31, 1999, an increase of $110,746 or 26%. Increased expenses were primarily related to customer aquisition costs for "Peanut Squeeze" of $55,320, promotional expenses for the launch of the Gravity Bars of $21,086 and the cost of Website design and programming, of $76,041, offset by decreases in commissions expenses of $17,400 and in freight-out costs of $27,600.


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

Liquidity and Capital Resources:
                            	      				        Three Months Ended
				                                                 March 31,
                            					             1999              2000
Net Cash Used for
  Operations                            $   (1,145,918)	     $  (242,539)
Net Cash Provided by
  Investing Activities                         502,601                -
Net Cash Provided by
 (Used in) Financing Activities                470,626	          (87,635)
Working Capital(Deficit)                     1,019,759        (1,406,258)

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