Form 10QSB
period 2000-06-30
VITAFORT INTERNATIONAL CORP
filed 2000-08-21
CIK 857139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-18438


                       VITAFORT INTERNATIONAL CORPORATION
              Exact name of Registrant as specified in its charter)

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

                                    Yes:    X                    No:
                                         ----------

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on August 18, 2000 is 20,359,288

                       VITAFORT INTERNATIONAL CORPORATION

                                    CONTENTS


                         PART 1 - FINANCIAL INFORMATION

------------------------------------------------------------------------------



ITEM 1.  Consolidated Financial Statements:

         Balance Sheets - June 30, 2000 (unaudited) and
                  December 31, 1999.............................            3-4

         Statements of Operations (unaudited) -
         Three Month Periods Ended June 30, 2000 and 1999.............        5
         Six Month Periods Ended June 30, 2000 and 1999 ..............        6

         Statement of Stockholders' Equity (unaudited) -
         Six Month Period Ended June 30, 3000 ........................        7

         Statements of Cash Flows - (unaudited) -
         Six Month Periods Ended June 30, 2000 and 1999...............        8

         Notes to the Financial Statements (unaudited)...............      9-10



ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................   11-14




                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
              Signature..........................                            15

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2000 and December 31, 1999


                                     ASSETS

                                                         June 30,
                                                           2000     December 31,
                                                        (Unaudited)     1999
                                                        ------------------------

Current assets
  Cash and cash equivalents                               $ 377,390  $ 1,119,153
  Marketable securities                                           -    $ 536,667
  Accounts receivable, less allowance
    for doubtful accounts of $84,284 and $63,782             40,479      139,137
  Inventories                                               269,365      585,407
  Other receivables                                         194,794       47,383
  Prepaid expenses and other current assets                 698,823      676,753
    Total Current Assets                                  1,580,851    3,104,500

Equipment
  Manufacturing equipment                                   151,602      106,019
  Furniture and office equipment                            109,654      109,654
  Computer equipment                                        275,541      270,588
                                                            536,797      486,261
  Less accumulated depreciation                             335,975      305,434
    Total Equipment                                         200,823      180,827

Other Assets
  Intangible assets, net of accumulated amortization
   of $107,706 and $96,297                                  504,038      526,856
  Other assets                                                  875      138,006
    Total Other Assets                                      504,913      664,862

  Total Assets                                         $ 2,286,587   $ 3,950,189



          See accompanying notes to consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2000 and December 31, 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         June 30,
                                                           2000     December 31,
                                                        (Unaudited)     1999
                                                        -----------------------

Current liabilities
  Notes payable, current portion                          $ 767,377    $ 392,209
  Accounts payable                                          636,200      836,500
  Accrued expenses                                          558,429      469,533
    Total Current Liabilities                             1,962,006    1,698,242

Long-term debt, less current portion                          1,948       26,331
    Total long-term liabilities                               1,948       26,331

Minority Interest                                           303,233      654,151

Stockholders' equity
Series B, 10% cumulative convertible preferred stock,
$.01 par value; authorized 110,000 shares; issued and
outstanding 1,000 shares, aggregate liquidation preference
     of $50,000                                                  10           10
Series C, convertible preferred stock, $.01 par value;
authorized 450 shares; issued and outstanding 50 shares,
aggregate liquidation preference of $50,000                       1            1

Common stock, $.0001 par value; authorized 30,000,000
shares; issued and outstanding 20,359,288
and 17,487,288 shares                                         2,037        1,749

  Additional paid-in capital                             29,208,690   28,398,646

  Accumulated deficit                                  (29,191,336) (26,828,941)
                                                       ------------- -----------

  Total Stockholders' Equity                                 19,402    1,571,465
                                                       ------------- -----------


  Total Liabilities & Stockholders' Equity              $ 2,286,589  $ 3,950,189
                                                       ============= ===========


       See accompanying notes to consolidated financial statements

                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  June 30,
                                                              2000        1999
                                                           ---------------------

Net revenues                                               $ 286,078   $273,550

Cost of sales                                                398,227    226,466

      Gross profit (loss)                                    (112,149)   47,084

Operating expenses
  Research and development                                     1,913     11,728
  Sales and marketing                                        559,428    353,009
  General and administrative                                 866,634    481,365
    Total operating expenses                               1,427,975    846,102

    Loss from operations                                  (1,540,124)  (799,018)

Other income (expense)
   Other income                                                    -      3,271
   Interest income                                             7,770        476
   Litigation recovery receivable, net of costs                    -  1,200,000
   Interest expense                                           (5,625)  (102,943)
    Total other income                                         2,145  1,100,804

   Income (loss) before income tax expense                (1,537,979)   301,786

State income tax expense                                       6,400          -

Net income (loss) after tax, before minority interest     (1,544,379)   301,786
   Minority interest in net loss of consolidated
   subsidiary                                                243,956          -

Net income (loss)                                         $(1,300,423)  301,786

Basic and diluted net income (loss) per common share          $ (0.07)   $ 0.02

Basic and diluted weighted average shares of common stock 18,020,505  13,167,395


           See accompanying notes to consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                         2000         1999
                                                       ------------------------
Net revenues                                            $ 721,961   $ 1,113,248

Cost of sales                                             785,173       636,976

      Gross profit (loss)                                  (63,212)     476,272

Operating expenses
  Research and development                                 35,834        22,156
  Sales and marketing                                   1,100,242       783,077
  General and administrative                            1,717,044       873,768
    Total operating expenses                            2,853,120     1,679,001

    Loss from operations                               (2,916,332)   (1,202,729)

Other income
  Other income                                                  -       273,551
  Interest income                                          17,564           498
  Litigation recovery receivable, net of costs                  -     1,200,000
  Interest expense                                        (29,674)     (216,852)
    Total other income (expense)                           (12,110)   1,257,197

Income (loss) before income tax expense                (2,928,442)       54,468

State income tax expense                                   6,400             -

Net income(loss)after tax,before minority interest
and extraordinary item                                 (2,922,042)       54,468
Minority interest in net loss of consolidated
subsidiary                                                517,129             -
Extraordinary item - forgiveness of debt                   42,520             -

Net (income) loss                                     $(2,362,393)      $ 54,468

Basic and diluted net loss per common share:
    Loss before extraordinary item                        $ (0.13)           -

    Extraordinary gain on extinguishment of debt             0.01            -

    Basic and diluted net loss                            $ (0.12)         $ -

Basic and diluted  weighted average shares of
common stock                                           18,923,288    12,586,620
                                                       ===========   ==========


         See accompanying notes to consolidated financial statements

                    VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 2000
                                (Unaudited)

                                        Series B                    Series C
                                        Convertible                Convertible
                                     Preferred Stock            Preferred Stock
                                Shares      Amount        Shares         Amount
                                ------------------        ---------------------

Balance, January 1, 2000        1,000      $ 10                50           $ 1

Stock,options and
warrants issued and
exercised for services
Net loss

Balance, June 30, 2000          1,000      $ 10                50           $ 1
                          ============-=========          ======================

                                                    Additional
                                  Common Stock        Paid-In      Accuumulated
                              Shares      Amount      Capital          Deficit
                             -------------------     -----------  --------------

Balance, January 1, 2000     17,487,288    $1,749  $28,398,646    $(26,828,943)
Stock,options and
warrants issued and
exercised for services        2,872,000       288      810,044
Net loss                                                            (2,362,393)
                             ----------    ------     --------    ------------
Balance, June 30, 2000       20,359,288    $2,037  $29,208,690    $(29,191,336)
                            ===========    ======  ===========    =============


                                     Total
                                   --------

Balance, January 1, 2000         $1,571,463
Stock,options and
warrants issued and
exercised for services              810,332
Net loss                         (2,362,393)
                                ------------
Balance, June 30, 2000             $ 19,402
                                ============

          See accompanying  notes to the consolidated financial statements

                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended
                                                              June 30.
                                                        2000            1999

Cash flows from operating activities:
Net loss                                         $ (2,362,393)      $ (247,318)
Adjustments to reconcile net loss to
cash and cash equivalents used in
operating activities
Extraordinary gain                                    (42,520)               -
Stock options and warrants
issued for services                                    12,138                -
Depreciation and amortization                          53,645           61,653
Provision for doubtful accounts                        20,502                -
Minority interest in net loss of
consolidated subsidiary                              (350,918)               -
Stock options and warrants exercised
for services                                          797,906           38,455
Changes in operating assets and liabilities:
Accounts receivable                                    78,154          255,522
Inventories                                           316,043         (147,101)
Prepaid expenses and other current assets             110,800           37,393
Other assets                                           18,495                -
Accounts payable                                     (157,783)        (361,168)
Long term debt, less current portion                  (50,716)               -
Income taxes payable                                  (23,838)               -
Accrued expenses                                      151,761          120,025
                                                     ----------     -----------
Cash and cash equivalents used in operating
activities                                          (1,428,724)        (242,539)
                                                 -------------      ------------

Cash flows from investing activities:
Purchase of equipment                                  (50,536)               -
Proceeds from sale of marketable securities            375,022                -
                                                     ----------     ------------
Cash and cash equivalents provided by investing
activities                                             486,131                -
                                                     ----------    ------------

Cash flows from financing activities:
Proceeds from notes payable                            408,591         (118,635)
Repayment of notes payable                             (46,116)          31,000
                                                       --------       ----------
Cash and cash equivalents provided by (used in)
financing activities                                   362,475          (87,635)
                                                      ---------        ---------

Decrease in cash and cash equivalents                 (741,762)        (330,174)
Cash and cash equivalents, beginning of period       1,119,153          872,649
Cash and cash equivalents, end of period             $ 377,391        $ 542,475

                                                    ===========       =========
     See accompanying notes to consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - GENERAL

         The unaudited consolidated financial statements which include the operations of Vitafort, Visionary Brands and Hollywood Partners have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1999 and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

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

         Vitafort develops, markets and distributes snack foods to the retail grocery trade; however, the Company has created a wholly owned subsidiary, Visionary Brands, Inc., to execute this strategy. Visionary Brands is in the business of creating brands and products in the grocery industry, and manufacturing and distributing the same. These products are marketed under Company-developed brands such as "Peanut Squeeze," or licensed brands procured by Hollywood Partners.com, Inc. such as "The Wizard of OZ" marshmallows. The Company develops these products from the actual conception of the product idea to the shipment of the product to the retailer.

         Vitafort has begun to build the asset base on its balance sheet with the spin out of Hollywood Partners.com. Currently, the Company holds 4.619 million shares of a separately-traded public company, Hollywood Partners.com (OTCBB: HLYP) common stock.

         Hollywood Partners.com, Inc. ("HP.com") has positioned itself to service its client base in the areas of marketing, branding and distribution. Using the Company's tie-ins to entertainment and sports properties, the Company provides strategic solutions to help clients to achieve their marketing and business objectives. The Company will generate revenue by charging the client base for its promotional packages, and by utilizing the registered database for back end commerce and demographic enhancement.

         The Company has also been exploring the possibility of utilizing the Hollywood Partners.com asset base to pursue potential mergers and acquisitions candidates. However, there are no guarantees that the Company will be able to acquire these companies and execute this strategy.

NOTE 2 - LOSS PER SHARE

         For the three and six months ended June 30, 2000, basic and diluted loss per share has been computed using the weighted average number of common shares outstanding during the period. Dividends on cumulative preferred stock are not material.

NOTE 3 - INVENTORIES

         Inventory consists of the following:

                                         June  30,  2000     December  31, 1999
                                         ---------------     ------------------
      Finished goods                        $  77,480               $  352,847
      Packaging and raw material              191,885                  232,560
                                             ---------              -----------
                                            $ 269,365                $ 585,407
                                            =========               ==========

NOTE 4 - STOCKHOLDERS' EQUITY

         During the six month period ended June 30, 2000, the holders of stock options to purchase 2,872,000 shares of stock exercised these options as compensation for services rendered and to be rendered.

NOTE 5 - GOING CONCERN

         The Company has prepared the accompanying financial statements included herewith assuming that it will continue as a going concern. Although the Company raised additional capital in 1999, it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operations in order to remain a viable entity. The Company's auditors have included an explanatory paragraph in their report for the year ended December 31, 1999 indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6 - LITIGATION

         The  Company  has filed suit  against  the  manufacturer  of the peanut filling for Peanut Squeeze. The Company is seeking damages for the manufacturer's inability to meet product specifications. As a result, the Company incurred significant damages including lost sales and shelf space, lost promotional costs and expenses associated with introducing and marketing Peanut Squeeze, and damage to the Company's distribution network of brokers and distributors.

          In addition,  the Company   is a party to legal proceedings  (which
generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied) that are typical for a company of its size and scope and financial condition, and none of these proceedings are believed to be material to its financial condition or results of operations.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

       Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995:

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Quarterly Report on Form 10-QSB ("Form 10-QSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. See also the information set forth in Exhibit 99.1 on our Form 8-K dated January 21, 2000 titled "RISK FACTORS".

Three Months and Six Months Ended June 30, 2000 and 1999
--------------------------------------------------------
Results of Operations:

         The Company had planned to raise capital in the first half of the year to support its food marketing initiatives through Visionary Brands. However, the quality control problems associated with the manufacturing of Peanut Squeeze, the Company's primary food product, has made that task extremely difficult. Management relied on the manufacturer to produce a consistent good-tasting product. This did not occur and the Company has had to discontinue the product, while suffering significant losses due to the poor quality product produced by the manufacturer.

         During this past quarter, management has had to address significant changes in the overall market conditions. The Company had attempted to execute a roll-up strategy in the home delivery of center-of-the-plate entrees. This initiative entailed raising $15 million at the subsidiary level, with the intent of spinning out this new subsidiary into a public entity after 12 months. However, due to the continuing problems associated with Visionary Brands, the small market cap of Vitafort and the tightening of the equity markets, it has become apparent that this strategy would be very difficult to execute under Vitafort.

           The Internet segment lost its allure on Wall Street in the second quarter and companies that were trading at incredible multiples to both revenue and earnings collapsed as analysts began to demand fundamental business principles and immediate results. These market condition changes have allowed Hollywood Partners.com ("HP.com") to expand its business model to include the potential acquisition of brick and mortar companies with revenue and profit, and the expansion into non-Internet marketing and promotions companies. HP.com has positioned itself to service its client base in the areas of marketing, branding and distribution. Using the Company's tie-ins to entertainment and sports properties, the Company provides strategic solutions to help clients to achieve their  marketing and business  objectives.  The Company will generate
revenue by charging   the client base for its promotional  packages,  and by
utilizing the registered database for back end commerce and demographic enhancement.

Net Revenues:

         For the three months ended June 30, 2000, net sales were $286,078 compared to $273,550 for the same period in 1999, an increase of $12,528 or 5%. The lack of significant growth in revenue was primarily due to the shut down of manufacturing and distribution of Peanut Squeeze. In addition, the revenue generated from the sales of "the Wizard of Oz" marshmallows has been greatly reduced.

         For the six months ended June 30, 2000, net sales were $721,961 compared to $1,113,248 for the same period in 1999, a decrease of $391,287 or 35%. This decrease was also due to the shut down of Peanut Squeeze and the slow down of "The Wizard of Oz" marshmallows.

Gross Profit:

         For the three months ended June 30, 2000, gross profit (loss) was ($112,149) compared to $47,084 for the three months ended June 30, 1999. Gross profit (loss) was (39%) of net revenues for the quarter ended June 30, 2000, compared to 17% for the same period in 1999. The gross profit in the second quarter was adversely affected by two key factors: The Company liquidated short-coded merchandise at a discount, and the discounting of Peanut Squeeze in an attempt to mitigate the damages caused by bad product.

         For the six months ended June 30, 2000, gross profit (loss) was ($63,212) compared to $476,272 for the six months ended June 30, 1999, a decrease of $539,484. Gross profit (loss) was (9%) of net revenues for the six months ended June 30, 2000 compared to 43% for the same period in 1999. The second quarter gross profit results adversely affected the six month gross profit results due to the liquidation and discounting of merchandise in the quarter.

Research and Development:

         Total research and development expenses for product development for the three months ended June 30, 2000 were $1,913 compared to $11,728 for the same period in 1999, a decrease of $9,815 or 84%. The decrease in research and development expenses is due primarily to the company's new strategy to contract with outside suppliers to develop and manufacture their products and not use in house resources.

         Total research and development expenses for product development for the six months ended June 30, 2000 were $35,834 compared to $22,156 for the same period in 1999, an increase of $13,678 or 62%. The increase in research and development expenses is due primarily to Websites development costs of $27,421 for Hollywood Partners, offset by reductions of consultants' costs of $8,849.

Sales and Marketing:

         Total sales and marketing expenses for the three months ended June 30, 2000 were $559,428 compared to $353,009 for the three months ended June 30, 1999, an increase of $206,419 or 59%. This increase was due to the impact of HP.com on the Company's consolidated financial statements. In the second quarter, HP.com accounted for $181,138 of sales and marketing expenses as it continued to market its promotional services.

         Total sales and marketing expenses for the six months ended June 30, 2000 were $1,100,242 compared to $783,077 for the three months ended June 30, 1999, an increase of $317,165 or 41%. This increase was also due to the impact of HP.com on the Company's consolidated financial statements. In the first half of the year, HP.com accounted for $381,720 of sales and marketing expenses as it began to market its promotional services.

General and Administrative:

         For the three months ended June 30, 2000, total general and administrative expenses were $866,634 compared to $481,365 for the three months ended June 30, 1999, an increase of $385,269, or 80%. Significant cost increments were primarily in the following areas: consulting expense of $51,500; management and staff salaries of $ 151,515, due to increase of staffing of Hollywood Partners.com; and office expenses of $ 136,985 to accommodate the new employees

         For the six months ended June 30, 2000, total general and administrative expenses were $1,717,044 compared to $873,768 for the six months ended June 30, 1999, an increase of $843,276, or 97%. Significant cost increments were primarily in the following areas: consulting expense of $250,000; management and staff salaries of $195,000; design and programming expenses of $88,000; legal and accounting fees of $132,000; insurance fees of $58,000; and office expenses of $70,000 to accommodate the new employees.

Other Income (Expense):

         For the three months ended June 30, 2000, other income and expenses were $2,145 compared to $1,100,804 for the three months ended June 30 1999, a decrease of $1,098,659, or 99%. This decrease was due to a litigation recovery of $1,200,000 received in 1999.

         For the six months ended June 30, 2000, other income and expenses were ($12,110) compared to $1,257,197 for the six months ended June 30 1999, a decrease of $1,269,307 or 101%. This decrease was due primarily to a litigation recovery of $1,200,000 received in 1999.

Liquidity and Capital Resources:

                                                      Six Months Ended
                                                          June 30,
                                                       2000            1999
                                                  --------------   -------------

Net Cash Used in Operating Activities              $ (1,590,365)    $  (242,539)
Net Cash Provided by Investing Activities               486,131              -
Net Cash Provided by (Used in) Financing Activities     362,475         (87,635)
Working Capital                                        (381,155)       (228,337)


         The Company continues to suffer recurring losses from operations as of June 30, 2000 and has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion on the Company's December 31, 1999 financial statements, which indicates there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirements and launch new products, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to significantly curtail operations.

                       VITAFORT INTERNATIONAL CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       VITAFORT INTERNATIONAL CORPORATION
                                    (Company)


                               /s/ John Coppolino
                               ------------------
                                 John Coppolino
                                    President


                                /s/ Fred Rigaud
                               ----------------
                                   Fred Rigaud
                         Acting Chief Financial Officer


                              Date: August 21, 2000