Form 10QSB
period 2000-09-30
VITAFORT INTERNATIONAL CORP
filed 2000-11-20
CIK 857139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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

                                 (310) 552-6393
                ------------------------------------------------
              (Registrant's telephone number, including area code)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act of 1934 of during the preceding twelve months ended December 31, 1997 (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                             Yes:   X                 No:
                                  --------                -------

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on November 17, 2000 is 20,112,964.

                       VITAFORT INTERNATIONAL CORPORATION

                                    CONTENTS


                         PART 1 - FINANCIAL INFORMATION

 ------------------------------------------------------------------------------



ITEM 1. Consolidated Financial Statements:

Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999..3-4

Statements of Operations (unaudited) -
Three Month Periods Ended September 30, 2000 and 1999....................5
Nine Month Period Ended September 30, 2000 and 1999 .................... 6
Statement of Stockholders' Equity (unaudited) -
Nine Month Period Ended September 30, 3000 ............................. 7

Statements of Cash Flows - (unaudited) -
Nine Month Periods Ended September 30, 2000 and 1999.................... 8

Notes to the Financial Statements (unaudited)........................ 9-10



ITEM 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................11-14




                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------


Signature.................................................................15

         VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
           As of September 30, 2000 and December 31, 1999

                              ASSETS

                                            September 30,
                                               2000      December 31,
                                             (Unaudited)    1999
                                            ----------   -----------
Current assets
  Cash and cash equivalents                   $ 63,333   $ 1,119,153
  Marketable securities                              -       536,667
  Accounts receivable, less allowance
  for doubtful accounts of $120,554
  and $63,782                                    8,703      139,137
  Inventories                                        -      585,407
  Other receivables                              9,215       47,383
  Prepaid expenses and other current assets    441,801      676,753
                                              --------     -------
    Total Current Assets                       523,052    3,104,500
                                              --------   ---------
Equipment
  Manufacturing equipment                      152,602      106,019
  Furniture and office equipment               109,654      109,654
  Computer equipment                           275,541      270,588
                                              --------     -------
                                               537,797      486,261
  Less accumulated depreciation                353,316      305,434
                                              --------     -------
    Total Equipment                            184,481      180,827
                                              --------     -------
Other Assets
  Intangible assets, net of accumulated
  amortization of $119,114 and $96,297         492,630      526,856
  Other assets                                     875      138,006
                                                  ----     --------
    Total Other Assets                         493,505      664,862
                                              --------     --------
  Total Assets                              $1,201,038   $3,950,189
                                            ============ ===========






    See accompanying notes to consolidated financial statements

              VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2000 and December 31, 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,
                                                       2000        December 31,
                                                     (Unaudited)       1999
                                                    ------------   ------------
Current liabilities
  Notes payable - other                               $ 749,904       $ 392,209
  Accounts payable                                      709,077         836,500
  Accrued expenses                                      601,478         469,533
                                                       --------        -------
    Total Current Liabilities                         2,060,459       1,698,242
                                                     ----------      ---------

Long-term debt, less current portion                         -          26,331
                                                             --         ------
    Total long-term liabilities                               -         26,331

Minority Interest                                        (1,542)        654,151

Stockholders' equity
Series B, 10% cumulative convertible preferred
stock, $.01 par value; authorized 110,000
shares; issued and outstanding 1,000 shares,
aggregate liquidation preference of $50,000                  10              10

Series C, convertible preferred stock, $.01
par value; authorized 450 shares; issued and
outstanding 50 shares, aggregate liquidation
preference of $50,000                                         1               1

Common stock, $.0001 par value; authorized
30,000,000 shares; issued and outstanding
19,686,788 and 17,487,288 shares                          2,088           1,749

Additional paid-in capital                           29,543,060      28,398,646

Accumulated deficit                                 (30,403,038)    (26,828,941)
                                                   -------------   -------------
  Total Stockholders' Equity                           (857,879)      1,571,465
                                                   -------------   -------------
  Total Liabilities & Stockholders' Equity          $ 1,201,038     $ 3,950,189
                                                   =============   =============

           See accompanying notes to consolidated financial statements

                 VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                             2000          1999
                                                          -------       -------
Net revenues                                            $ 142,059     $ 738,437

Cost of sales                                             321,725       524,677
                                                         --------      -------
      Gross profit                                       (179,666)      213,760
                                                          ---------     -------
Operating expenses
  Research and development                                     -        34,159
  Sales and marketing                                     319,451       496,873
  General and administrative                            1,222,752       520,616
                                                        ----------      -------
    Total operating expenses                            1,542,203     1,051,648
                                                        ----------    ---------
    Loss from operations                               (1,721,869)     (837,888)

Other income (expense)
   Other income                                                 -             -
   Interest income                                          1,973         6,000
   Interest expense                                        (5,625)      (36,871)
   Litigation recovery receivable, net of costs                 -        60,632
   Minority interest in net loss of consolidated
   subsidiary                                             513,820         6,835
                                                          --------        -----
    Total other income (expense)                          510,168        36,596
                                                       ----------     ---------
   Income (loss) before income tax expense             (1,211,701)     (801,292)

State income tax expense                                        -             -
                                                                --            -
Net loss after tax, before extraordinary item          (1,211,701)     (801,292)

Extraordinary gain on forgiveness of debt                      (0)       42,276

Net income (loss) allocable to common shareholders     (1,211,702)   $ (759,016)
                                                    =============   ===========
Basic net income (loss) per common share                  $ (0.06)      $ (0.06)
   Loss before extraordinary item                             $ -        $ 0.01
                                                              ----       ------
Basic and diluted net loss per common share               $ (0.06)      $ (0.05)
                                                          ========      ========
Diluted weighted average shares of common stock         19,686,788   14,359,168


           See accompanying notes to consolidated financial statements

                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                      2000            1999
                                                     ----------     ----------
Net revenues                                          $ 864,020     $ 1,851,685

Cost of sales                                         1,106,898       1,161,653
                                                      ---------      ----------
      Gross profit                                     (242,878)        690,032
                                                       ---------       -------
Operating expenses
  Research and development                               35,835          56,315
  Sales and marketing                                 1,419,693       1,279,950
  General and administrative                          2,939,796       1,394,384
                                                     ----------      ----------
    Total operating expenses                          4,395,324       2,730,649
                                                     ----------      ----------
    Loss from operations                             (4,638,202)     (2,040,617)

Other income
  Other income                                                -               -
  Interest income                                        19,537           6,498
  Interest expense                                      (22,500)       (253,723)
   Litigation recovery receivable, net of costs               -       1,260,632
  Minority interest in Hollywood Partners.Com         1,030,949           6,835
                                                      ----------      ---------
    Total other income                                1,027,986       1,020,242
                                                     ----------      ----------
   Income (loss) before income tax expense           (3,610,216)     (1,020,375)

State income tax expense                                 6,400               -
                                                         ------             ---
Net loss after tax,  before extraordinary item       (3,616,616)     (1,020,375)
Extraordinary item - forgiveness of debt                42,520         315,828
                                                        -------        ---------
Net income (loss) allocable to common shareholders $ (3,574,096)     $ (704,547)
                                                  =============     ===========
Basic net income (loss) per common share                 $(0.18)        $ (0.07)
   Loss before extraordinary item                          $ -          $  0.02
                                                           ----         ------
Basic and diluted net loss per common share              $(0.18)        $ (0.05)
                                                             ==         ========

Diluted  weighted average shares of common stock     19,686,788      14,785,893
                                                     ==========      ==========

           See accompanying notes to consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30, 2000
                                   (Unaudited)

                                         Series B              Series C
                                      Convertible             Convertible
                                     Preferred Stock         Preferred Stock
                                    Shares       Amount       Shares     Amount
                                   --------------------      ------------------
Balance, January 1, 2000             1,000        $ 10            50      $ 1
Exercise of stock options
Stock, options and warrants
issued for services
Net loss
                                    ------        ----          ---       --
Balance, September 30, 2000          1,000        $ 10           50      $ 1
                                    =======       ====        ======     ====

                                                                   Additional
                                            Common Stock           Paid-In
                                          Shares       Amount       Capital
                                       ----------     -------   ------------
Balance, January 1, 2000               17,487,288     $ 1,749   $ 28,398,646
Exercise of stock options               3,387,000         339      1,132,276
Stock, options and warrants
issued for services                                                   12,138
Net loss
                                       ----------     -------   -----------
Balance, September 30, 2000            20,874,288     $ 2,088   $ 29,543,060
                                       ==========     =======   ============

                                                  Accumulated
                                                    Deficit        Total
                                                  ------------  -----------

Balance, January 1, 2000                          $ (26,828,942 $ 1,571,464
Exercise of stock options                                         1,132,615
Stock, options and warrants
issued for services                                                  12,138
Net loss                                             (3,574,096) (3,574,096)
                                                  -------------- -----------
Balance, September 30, 2000                       $ (30,403,038)  $(857,879)
                                                    ============  ==========

See accompanying notes to consolidated financial statements

                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                           2000           1999
                                                         -------      ---------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
Net loss                                              (3,574,096)    $ (247,318)
Adjustments to reconcile net loss to cash and cash
equivalents used in operating activities
Extraordinary gain                                       (42,520)             -
Stock and options issued for services                                         -
Depreciation and amortization                             82,108         61,653
Provision for doubtful accounts                           56,772              -
Minority interest in net loss of consolidated
subsidiary                                            (1,030,949)             -
Stock options exercised  for services                          -         38,455
Changes in operating assets and liabilities:
Accounts receivable                                       62,450        255,522
Inventories                                              585,408       (147,101)
Prepaid expenses and other current assets                402,967         37,393
   Other assets                                           18,495              -
   Accounts payable                                      (84,904)      (361,168)
   Long term debt, less current portion                  (52,664)             -
   Income taxes payable                                  (23,838)             -
   Accrued expenses                                      194,810        120,025
                                                         --------       -------
Cash and cash equivalents used in operating activities(3,405,961)      (242,539)
Cash flows from investing activities:
  Purchase of computer equipment                         (51,536)             -
  Proceeds from sale of marketable securities            536,667              -
                                                         --------            ---
Cash and cash equivalents provided by investing
  activities                                             485,131              -
                                                         -------             ---
Cash flows from financing activities:
  Proceeds from issuance of stock                      1,520,008              -
  Proceeds from notes payable                            379,226       (118,635)
  Repayment of notes payable                             (34,224)        31,000
                                                       ----------      ---------
Cash and cash equivalents provided by (used in)
   financing activities                                1,865,010        (87,635)
                                                       ---------       ---------
Decrease in cash and cash equivalents                 (1,055,820)      (330,174)
                                                        ---------      ---------
Cash and cash equivalents, beginning of period         1,119,153        872,649
                                                       ----------       -------
Cash and cash equivalents, end of period               $  63,333      $ 542,475
                                                       ==========     =========

           See accompanying notes to consolidated financial statements

               Vitafort International Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - GENERAL

        The unaudited consolidated financial statements which include the operations of Vitafort, Visionary Brands and Hollywood Partners.Com, Inc. have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1999 and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

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

        Historically, Vitafort has developed, marketed and distributed snack foods to the retail grocery trade creating a wholly owned subsidiary, Visionary Brands, Inc., to execute this strategy. These products have been marketed under Company-developed brands such as "Peanut Squeeze," or licensed brands procured by Hollywood Partners.com, Inc. such as "The Wizard of OZ" marshmallows. The Company has developed these products from the actual conception of the product idea to the shipment of the product to the retailer. However, the Company has dramatically curtailed all operations due to lack of capitol.

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

NOTE 2 - LOSS PER SHARE

        For the three months ended September 30, 2000, basic and diluted loss per share has been computed using the weighted average number of common shares outstanding during the period. Dividends on cumulative preferred stock are not material.

NOTE 3 - INVENTORIES

Inventory consists of the following:
                                               September 30,     December 31,
                                                    2000           1999
                                               -------------     -------------
     Finished goods                                    $ 0        $    352,847
     Packaging and raw material                          0             232,560
                                                       ----        -----------
                                                      $  0           $ 585,407

NOTE 4 - STOCKHOLDERS' EQUITY

        During the nine month period ended September 30, 2000, the holders of stock options to purchase 3,387,000 shares of stock exercised these options as compensation for services rendered and to be rendered.

NOTE 5 - GOING CONCERN

        The Company has prepared the accompanying financial statements included herewith assuming that it will continue as a going concern. Although the Company raised additional capital in 2000, it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operations in order to remain a viable entity. The Company's auditors have included an explanatory paragraph in their report for the year ended December 31, 1999 indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Quarterly Report on Form 10-QSB ("Form 10-QSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. See also the information set forth in Exhibit 99.1 on our Form 8-K dated January 21, 2000 titled "RISK FACTORS," incorporated into the quarterly report for the period ending March 31, 2000 on Form 10-QSB.

Three Months and Nine Months Ended September 30, 2000 and 1999

Results of Operations:

        The Company had planned to raise capital over the past year to support its food marketing initiatives through Visionary Brands. However, the quality control problems associated with the manufacturing of Peanut Squeeze, the Company's primary food product, has made that task extremely difficult. Management relied on the manufacturer to produce a consistent good-tasting product. This did not occur and the Company has had to discontinue the product, while suffering significant losses due to the poor quality product produced by the manufacturer.

        The Internet segment lost its allure on Wall Street in the past six months and companies that were trading at incredible multiples of both revenue and earnings collapsed as analysts began to demand fundamental business principles and immediate results. These market condition changes have allowed Hollywood Partners.com ("HP.com") to expand its business model to include the potential acquisition of brick and mortar companies with revenue and profit, and the expansion into non-Internet marketing and promotions companies. HP.com has positioned itself to service its client base in the areas of marketing, branding and distribution. Using the Company's tie-ins to entertainment and sports properties, the Company provides strategic solutions to help clients to achieve their marketing and business objectives. The Company will generate revenue by charging the client base for its promotional packages, and by utilizing the registered database for back end commerce and demographic enhancement.

Net Revenues:

        For the three months ended September 30, 2000, net sales were $142,059 compared to $738,437 for the same period in 1999, a decrease of $596,378 or 80.1%. The lack of significant growth in revenue was primarily due to the shut down of manufacturing and distribution of Peanut Squeeze. In addition, the revenue generated from the sales of "The Wizard of Oz" marshmallows has been greatly reduced.

        For the nine months ended September 30, 2000, net sales were $864,020 compared to $1,851,685 for the same period in 1999, a decrease of $987,665 or 53.3%. This decrease was also due to the shut down of Peanut Squeeze and the slow down of "The Wizard of Oz" marshmallows.

Gross Profit:

        For the three months ended September 30, 2000, gross loss was ($393,426) compared to $213,760 for the three months ended September 30, 1999. Gross loss was (126%) of net revenues for the quarter ended September 30, 2000, compared to gross profit of 29% for the same period in 1999. The gross loss in the third quarter was adversely affected by two key factors: The Company liquidated short-coded merchandise at a discount, and the discounting of Peanut Squeeze in an attempt to mitigate the damages caused by bad product.

        For the nine months ended September 30, 2000, gross loss was ($242,878) compared to a gross profit of $690,032 for the nine months ended September 30, 1999, a decrease of $987,665. Gross loss was (28%) of net revenues for the nine months ended September 30, 2000 compared to gross profit of 37.2% for the same period in 1999. The third quarter gross loss results adversely affected the nine month gross profit results due to the liquidation and discounting of merchandise in the quarter.

Research and Development:

        Total research and development expenses for product development for the three months ended September 30, 2000 were $0 compared to $34,159 for the same period in 1999, a decrease of $34,159 or 100%. The decrease in research and development expenses is due primarily to the company's new strategy to contract with outside suppliers to develop and manufacture their products and not use in house resources.

        Total research and development expenses for product development for the nine months ended September 30, 2000 were $35,835 compared to $56,315 for the same period in 1999, a decrease of $20,480 or 36%. The decrease in research and development expenses is due primarily to the company's strategy of using outside suppliers to develop their products and not use in house resources.

Sales and Marketing:

        Total sales and marketing expenses for the three months ended September 30, 2000 were $319,451 compared to $496,873 for the three months ended September 30, 1999, a decrease of $177,422 or 35.7%. This decrease was due to primarily to low sales and marketing activity in the quarter as the company is shutting down its distribution of Peanut Squeeze.

        Total sales and marketing expenses for the nine months ended September 30, 2000 were $1,419,693 compared to $1,279,950 for the nine months ended September 30, 1999, an increase of $139,743 or 10.9%. This increase was also due to the impact of HP.com on the Company's consolidated financial statements. In the first nine months of the year, HP.com accounted for $604,827 of sales and marketing expenses as it began to market its promotional services.

General and Administrative:

        For the three months ended September 30, 2000, total general and administrative expenses were $1,222,752 compared to $520,516 for the three months ended September 30, 1999, an increase of $702,136, or 135%. Significant cost increments were primarily in the following areas: consulting expense of $363,000; management and staff salaries of $80,000, due to increase of staffing of Hollywood Partners.com; bad debt expenses of $268,000; insurance cost of $37,000 and legal and accounting expenses of $76,000.

        For the nine months ended September 30, 2000, total general and administrative expenses were $2,939,796 compared to $1,394,384 for the nine months ended September 30, 1999, an increase of $1,545,412 or 111%. Significant cost increments were primarily in the following areas: consulting expense of $506,000; management and staff salaries of $187,000; legal and accounting fees of $167,000; insurance fees of $106,000; and bad debt expenses of $268,000.

Other Income (Expense):

        For the three months ended September 30, 2000, other income and expenses were $3,652 compared to $29,761 for the three months ended September 30 1999, a decrease of $26,109, or 88%. This decrease was due to a litigation recovery of $60,632 received in 1999.

        For the nine months ended September 30, 2000, other income and expenses were ($2,963) compared to $253,723 for the nine months ended September 30 1999, a decrease of $1,016,370 or 100%. This decrease was due primarily to a litigation recovery of $1,260,632 received in 1999.

Liquidity and Capital Resources:
                                                    Nine Months Ended
                                                      September 30,
                                                  2000              1999
                                                  ------------    -----------
Net Cash Used in Operating Activities           $ (3,405,961)   $  (672,001)
Net Cash Provided by Investing Activities            485,131        104,058
Net Cash Provided by
Financing Activities                               1,865,010        991,327
Working Capital                                   (1,537,407)      (296,151)

        The Company continues to suffer recurring losses from operations as of September 30, 2000 and has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion on the Company's December 31, 1999 financial statements, which indicates there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirements and launch new products, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to shut down operations.

PART II - OTHER INFORMATION

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



                             Date: November 20, 2000