Form 10KSB40
period 2000-12-31
VITAFORT INTERNATIONAL CORP
filed 2001-05-22
CIK 857139

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM _____ TO _____

                           COMMISSION FILE NO. 0-18438

                       VITAFORT INTERNATIONAL CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               DELAWARE                                   68-0110509
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

       1800 AVENUE OF THE STARS, SUITE 480, LOS ANGELES, CALIFORNIA 90067
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                 (310) 552-6393
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:


                                                    NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                             ON WHICH REGISTERED
             NONE                                           NONE


SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                         COMMON STOCK, PAR VALUE $.0001
                                (TITLE OF CLASS)

CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 14(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [X]

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $881,977.

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK ON MAY 9, 2001 WAS $152,812.

THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF MAY 9, 2001 WAS 23,412,288.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES [ ] NO [X]

                                     PART I

CERTAIN STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON SECURITIES AND EXCHANGE COMMISSION ("SEC") FORM 10-KSB ("FORM 10-KSB") CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR OR OUR INDUSTRY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT THAN ANY EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS MAY BE CONTAINED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, PRESS RELEASES, AND WRITTEN OR ORAL PRESENTATIONS MADE BY OUR REPRESENTATIVES TO ANALYSTS, RATING AGENCIES, STOCKHOLDERS, NEWS ORGANIZATIONS AND OTHERS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "INTEND," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," "CONTINUE," OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS.


ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

Vitafort International Corporation (the "Company" or "Vitafort" or "Registrant") was formed as a California corporation in 1986, and reincorporated as a Delaware corporation in 1989 prior to its initial public offering. The Company was originally formed to develop value added foods and beverages for third parties. In 1993 Vitafort changed its strategic direction and began developing, distributing and marketing proprietary healthy snacks under Company owned brands. This business model has continued throughout the 1990's introducing numerous product lines to thousands of stores and many of the leading retailers throughout the country such as; Wal-Mart, Costco, Sam's Club, Kroger, Albertsons, Food Lion, Winn Dixie, Ahold, Eckerd's, along with many others. (See "Subsequent Events.")

Vitafort continued to develop, market and distribute snacks to the retail grocery trade through its wholly owned subsidiary, Visionary Brands, Inc., beginning the second half of 1999 and through the majority of this past year. Visionary Brands has been in the business of creating brands and products in the grocery industry, and manufacturing and distributing the same. These products have been marketed under Company-developed brands such as "Peanut Squeeze," or licensed brands procured by the Company such as "The Wizard of OZ" marshmallows.

On September 13, 1999, pursuant to a share Exchange and Reorganization Agreement, the Company exchanged all the issued and outstanding shares of Hollywood Partners, Inc., a California corporation that previously operated as a wholly owned subsidiary of Vitafort. In consideration for the shares of Hollywood Partners, the Company received an aggregate of 5,000,000 shares of a reporting shell which changed its name to Hollywood Partners.com, Inc. ("HP.com"). HP.com common stock is traded on the OTCBB (HLYP). Vitafort is currently the majority shareholder of HP.com, with 4,539,629 shares of the 9,324,000 shares, or 50%, of outstanding common stock.

With the spin out of HP.com and the transition to Visionary Brands as the grocery food and marketing company, Vitafort was positioned to announce its new strategic direction. Due to the significant losses caused by the quality control problems at the manufacturer of the Company's "Peanut Squeeze" product, Haarmann & Reimer ("H&R"), and the Company's inability to raise additional capital required to move the Company forward due to these losses, the Company has shut down all operations of Visionary Brands and has focused its resources on building its primary asset, the Company's HP.com subsidiary, which is described in more detail on page five. The Board of Directors of Vitafort has focused its efforts on creating value for the Vitafort shareholders by attempting to build value in HP.com through structuring strategic acquisitions that can be rolled into the subsidiary. The Board intends to leverage its majority ownership of

HP.com to raise capital for Vitafort and facilitate a new business opportunity for the Company. For a complete update of HP.com, reference Hollywood Partners.com's Form 10-K filing for the year 2000.


VISIONARY BRANDS

MANUFACTURING & WAREHOUSING

The Company manufactured its products by entering into agreements ("Co-Packer Agreements") with established food manufacturers ("co-packers"), who have the facilities, staff, quality assurance and process control programs for the production of their own products, as well as the Company's products. Co-packer relations are intended to enable the Company to secure the expertise of qualified food manufacturers with respect to the development, manufacture and packaging of the product. This arrangement is intended to achieve economies of scale in production and staffing requirements, while providing production flexibility to meet changes in product mix demanded by customers that the Company could not achieve on its own. Additionally, the Company benefits from the production experience and expertise of these companies while avoiding the capital outlays, staffing requirements, quality control, legal process requirements and other manufacturing costs and delays that the Company would encounter were it to attempt to manufacture its products utilizing its own facility. However, there can be no assurance that co-packers will meet their obligations and the Company has been materially affected in the past by problems with its co-packers. ("See Subsequent Events.")

DISTRIBUTION AGREEMENT

In October 1999, the Company entered into a Distribution Agreement ("Agreement") with Hollywood Partners.com that allowed Visionary Brands to continue to distribute HP.com licensed products to retailers across the country. ("See Subsequent Events.")

THE RETAIL TRADE

The Company's retail distribution strategy was to target the following classes of trade: Supermarkets, mass merchandisers, drug stores, warehouse clubs, convenience stores, natural food stores, military commissaries and exchanges, sporting goods stores, health clubs, coffee houses and gourmet distributors.


INTELLECTUAL PROPERTY RIGHTS PROTECTION AND TRADEMARKS

The Company believes that its trademarks do afford it some degree of protection from competition and do allow it to differentiate its products from those of its competitors through brand loyalty and identity. There are, however, no assurances that such trademarks may offer significant protection from competitors or that the Company would be successful should litigation to protect such trademarks become necessary. The Company relies upon non-disclosure, secrecy agreements and its common law rights in order to protect its proprietary formulae, procedures, and other information. No assurance can be given that such steps will adequately protect the Company against competing products or that the Company will be able to adequately enforce its rights against third parties who may be utilizing the Company's proprietary formulae, procedures and other information. If the Company is advised by counsel that any of its formulae, processes, procedures or other techniques is patentable, then it may seek appropriate patent protection.

The Company has co-developed several proprietary formulations for its products. While these formulations may or may not be protected under the U.S. Patent laws, they may have value inasmuch as they provide the Company with its unique competitive edge. The table below highlights each of the Company's trademarks.

TRADEMARKS                            DESCRIPTION AND STATUS


VITAFORT This is an active trademark currently being used on all Company material; however, the Company set up all industry communications through Visionary Brands.

VISIONARY BRANDS        The name of the wholly owned subsidiary that is
                        currently marketing all products for the Company.

PEANUT SQUEEZE          Brand was introduced to thousands of supermarket peanut
                        butter sections across the country.

AUBURN FARMS            Trade name acquired in May 1996 in the natural foods
                        class of trade.

NATURES WAREHOUSE       Trade name acquired in May 1996 in the natural food
                        class of trade.

TOAST `N JAMMERS        A repositioned brand name with specialty grocery and
                        natural food class of trade

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


RESEARCH AND DEVELOPMENT

The Company modified its research and development strategies from prior years. In the past, the Company retained highly trained technical support professionals to independently develop formulations and work with contract manufacturers to bring the products to market readiness.

ENVIRONMENTAL REGULATION AND SEASONALITY

Management believes that the costs associated with compliance with environmental regulations do not at this time impose a significant burden upon the Company's operations. Any change in that burden, however, could adversely impact the Company. Management does not believe that the Company's business is seasonal to any significant extent.

EMPLOYEES

As of May 9, 2001, the Company had two employees.


HOLLYWOOD PARTNERS.COM

THE COMPANY

Hollywood Partners.com (the "Company" or "HP") began as a marketing and promotions company using entertainment-themed Websites which presented both proprietary and sourced content, while building relationships with Website visitors to collect their demographic and lifestyle information. The Company business model was to obtain revenues from many sources including sweepstakes sponsorships, Website sponsorships and allowing access to our registered users ("Members") who have given permission for us to send them offers from marketing partners.

Prior to September 13, 1999, the Company's operations were conducted through Hollywood Partners, Inc., a California corporation incorporated on August 7, 1995, as a wholly owned subsidiary of Vitafort International Corporation. The Company was engaged primarily in the business of designing, manufacturing and distributing food products based upon brands licensed from third parties, such as Jurassic Park: The Lost World(TM) and The Wizard of Oz(TM).

Effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, Hollywood Partners.com, Inc., a Delaware corporation incorporated August 31, 1989 and formerly known as Guideline Capital, Inc., ("Holding Company") acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a California corporation from Vitafort.

In late September 1999, the Company launched its initial Website at www.hollywoodpartners.com. This Website was used to post and manage a number of sweepstakes contests for the benefit of various customers and partners, coming from industries such as food manufacturing, entertainment, publishing, sporting goods and concert promotion. In the second quarter of year 2000, the Company launched its Internet offerings with two new Websites under a Hollywood Partners.com brand umbrella:

        PlanetFree.com -- a sweepstakes Website designed to host sweepstakes and promotions for retailers and manufacturers who we believed were seeking a higher level of branding and capability to educate than generally offered on other sweepstakes Websites.

        BigTimeHollywood.com -- an e-magazine offering original content plus news, games and reference information about the entertainment industry, primarily focused toward movies and television. The features and other information we provided on this Website were aimed to both entertain and inform the visitor about the entertainment industry, how it works and why.

Part of management's strategy was to use the Hollywood Partners.com brand as an "umbrella" to build, partner or acquire additional complementary Websites that offer unique content for our visitors. However, upon the launch of the Company's Websites, both the public valuations of Internet companies and the business opportunities of Internet models began to collapse. This tightened the financial markets for the majority of Internet companies and inhibited the Company's ability to raise capital. The Company faced severe cash and liquidity problems resulting in the need to cut staff and overhead tremendously. (See "Subsequent Events.")

The Board of Directors began looking for other opportunities outside the pure Internet model. In the fourth quarter of 2000, the Company was introduced to and began negotiations with two companies as part of an acquisition strategy that would create immediate revenue for the Company; one was a direct marketing company headquartered in Chicago, Illinois, and the other a software technology company located in Bismarck, North Dakota. In January 2001, the Company entered into letter agreement to acquire BambooBiz, LLC, a direct marketing company. The Company also entered into a letter agreement with Pipeline Technologies, Inc., the software technology company, in late January 2001.

Throughout the fourth quarter of 2000, the Board of Directors of Hollywood Partners continued to explore various acquisition and strategic opportunities for the Company. The Company continued attempting to raise funding for Hall of Fame Pro, the sports marketing subsidiary that was formed in the third quarter of 2000. Challenging financial markets made this process very difficult.

SUBSEQUENT EVENTS

Vitafort continued to suffer from recurring losses in the first quarter of 2001, and the Company's subsidiary, Visionary Brands has ceased all manufacturing, distribution and marketing of its products. Due to the financial conditions of the Company, its co-packer relationships are extremely strained. Management continues to pursue its legal rights against Haarmann & Reimer, the manufacturer of the Company's "Peanut Squeeze" product. However, no assurances can be made that the Company will be successful in the litigation. Visionary Brands has suffered from severe bad will in the food industry due to the suspension of operations and the trade payables that are currently outstanding. Due to the lack of liquidity of HP.com, Vitafort has been unable to liquidate HP common shares owned by the Company to generate working capital. The Board is currently evaluating potential merger candidates for Vitafort, but to date no transactions have been concluded.

The Company's Distribution Agreement with HP remains in tact; however, there are no products currently being distributed and the Gravity Bar has been discontinued.

In January 2001 the Board of Directors recognized the efforts of officers and directors, who were putting in long hours and working Saturdays and Sundays to help save the Company, by issuing options for new shares and lowering the price of options currently held by officers and directors to $.02 per share. (See "Executive Compensation.")

Due to the collapse of many Internet companies and the severe liquidity constraints, HP has shut down and suspended its BigTimeHollywood.com and PlanetFree.com Websites and its basic Internet model that it incorporated in the fourth quarter of 1999 and the first three quarters of 2000.

In January 2001 HP entered into a binding letter of intent to acquire BambooBiz. In March 2001 BambooBiz asked for assistance from the directors and officers of HP to help in raising capital. HP responded by assisting in re-writing the business plan and by contacting and sending business plan packages to over 75 accredited investors to assist in capital formation. HP had been assured that the deal had consummated between Hollywood Partners and BambooBiz. In March 2001, HP received a letter from the president of BambooBiz, suggesting a massive change in the terms of the deal previously agreed to and publicly announced. At this time, HP is exploring its options.

In the third quarter, HP formed a subsidiary called "Hall of Fame Pro, Inc." This sports marketing company was formed with the support of the Hall of Fame Players Association ("HOFPA") to exploit the images and likenesses of Pro Football Hall of Fame legends to corporate sponsors. The strategy was to create revenue for both the Hall of Fame members and HP through golf tournaments, licensing, original content syndication, event sponsorships, sports memorabilia, and corporate sponsorship. HP was notified in January 2001 that HOFPA does not want any funds that may be raised out of a previous offering memorandum to be released from escrow without the approval of HOFPA. In addition, they have requested other corporate non-public records. HP disagreed with the requests of the letter. A series of letters followed from HOFPA or their counsel beginning a disagreement of conditions precedent between HOFPA and its president, and Hall of Fame Pro. These letters and subsequent letters caused the HOFP to suspend its capital formation efforts and most of its operations. Kellen Winslow resigned from the board of HOFP in January 2001. Paul Bartelt resigned as president of HOFP in March 2001. Dialog between certain members of the executive committee of HOFPA and management of HOFP occurred over most of the first quarter of 2001. No definitive understandings were reached. HP received a letter from new counsel of HOFPA in March 2001 notifying HOFP and Hollywood Partners that the HOFPA Executive Committee has no intention of moving forward into a written agreement with HP. In addition, the letter makes numerous allegations regarding the relationship between the parties. HP vehemently denies these allegations and is in discussion with counsel.

In March 2001, HP entered into an agreement with David Dadon and Giants Entertainment, Inc. and Very Mean Men, Inc. (collectively "Giants") to acquire 100% of the ownership of Very Mean Men, Inc., ("VMM"), a Nevada corporation. Giants represented that VMM's sole asset was a film intended for theatrical release entitled "Very Mean Men," a Baio/White production of a Tony Vitale film, starring Matthew Modine, Ben Gazzara, Charles Durning, Burt Young and Scott Baio, with Louise Fletcher and Martin Landau, directed by Tony Vitale. Under the agreement, HP was to have acquired all of the issued and outstanding securities of VMM in exchange for shares of convertible preferred stock of HP. Giants agreed to invest or cause an affiliate to invest $75,000 into the Company by purchasing 225,000 shares of common stock of the Company at $.30 per share. As of April 30, 2001, the Company had received approximately $22,000. Under the agreement with Giants Entertainment, HP also acquired a right of first refusal on an additional ten films which Giants represented to be owned by Giants directly or through subsidiaries. Differences have arisen between the parties and HP believes that Giants has not lived up to its representations, warranties and agreements. The parties are currently in discussions as to their differences and as to the status of the transaction. No assurance can be given that they will satisfactorily resolve their differences and, if not satisfactorily resolved, no assurances can be given that litigation between the parties will not result.

In March 2001, Eugene Scher, Chief Executive Officer of Hollywood Partners, resigned; however, Mr. Scher remains as a Director, Chairman of the Advisory Board and Treasurer of Hollywood Partners.

In January 2001, the Chairman of the Board of HP was granted an option to purchase 1,350,000 shares of common stock at $0.50 per share. Such options vest 550,000 shares on January 4, 2001, 400,000 shares on January 4, 2002 and 400,000 shares on January 4, 2003. In January 2001, the President of HP was granted an option to purchase 950,000 shares of common stock at $0.50 per share. Such options vest 450,000 shares on January 4, 2001, 250,000 shares on January 4, 2002 and 250,000 shares on January 4, 2003. In January 2001, the Chief Executive Officer of HP granted an option to purchase 650,000 shares of common stock at $0.50 per share. Such options vest 450,000 shares on January 4, 2001, 100,000 shares on January 4, 2002 and 100,000 shares on January 4, 2003. In January 2001, the Corporate Secretary / Chief Administrative Officer of HP was granted an option to purchase 500,000 shares of common stock at $0.50 per share. Such options vest 200,000 shares on January 4, 2001, 150,000 shares on January 4, 2002 and 150,000 shares on January 4, 2003.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive office consists of a portion of 4,759 rentable square feet located at 1800 Avenue of the Stars, Los Angeles, California, which the Company subleases from Hollywood Partners.com, Inc. under a two year lease at a rate of $4,753 per month. The current lease expires May 31, 2001. Since the Company no longer requires this amount of office space, it intends to move its principal executive office in an effort to further cut back expenses.

ITEM 3. LEGAL PROCEEDINGS

The Company has filed suit against the manufacturer of the peanut filling for Peanut Squeeze, Haarmann & Reimer. The Company is seeking damages for the manufacturer's inability to meet product specifications. As a result, the Company incurred significant damages including lost sales and shelf space, lost promotional costs and expenses associated with introducing and marketing Peanut Squeeze, and damage to the

Company's distribution network of brokers and distributors. Haarmann & Reimer's motion to dismiss the complaint has been denied.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low closing bid prices for the common stock during the period January 1, 1999 to March 31, 2001, as reported on the Electronic Bulletin Board. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions:


      PERIOD                 COMMON STOCK
                           HIGH        LOW
1st Quarter 1999           0.90        0.34
2nd Quarter 1999           0.53        0.33
3rd Quarter 1999           0.59        0.33
4th Quarter 1999           0.82        0.25
1st Quarter 2000           0.77        0.31
2nd Quarter 2000           0.36        0.23
3rd Quarter 2000           0.24        0.07
4th Quarter 2000           0.08        0.02
1st Quarter 2001           0.06        0.02


On May 18, 2001, the closing bid price for the common stock, as reported by the Over The Counter Electronic Bulletin Board, was $0.02.

At the close of business on May 18, 2001, there were approximately 548 holders of record of the common stock.

The Company has not paid any dividends on the common stock since inception and intends to retain any future earnings for the development of its business. Future dividends on the common stock, if any, will be dependent upon the Company's earnings, financial condition, the dividend priority of any preferred shares and other relevant factors as determined by its Board of Directors.

No dividends were paid on Series B Convertible Preferred Stock during 1999 or 2000. Cumulative unpaid dividends on the Series B Convertible Preferred Stock as of December 31, 2000 totaled $45,850. All unpaid dividends on the preferred stock must be paid before dividends can be paid on the Common Stock.

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


YEARS ENDED DECEMBER 31, 2000 AND 1999

RESULTS OF OPERATIONS

Due to quality control problems at the Company's manufacturer of "Peanut Squeeze," Haarmann & Reimer, the Company was forced to shut down production resulting in lost revenues and significant damages, including lost sales and shelf space, lost promotional costs and expenses associated with introducing and marketing Peanut Squeeze, and damage to the Company's distribution network of brokers and distributors. In addition, the resulting problems made it nearly impossible to raise the capital needed to continue operations. This resulted in severe losses throughout the year and significant damage to the Company's infrastructure.

In conjunction with Hollywood Partners.com, Visionary Brands introduced its latest product, "Gravity Games Energy Bar." This snack was unveiled at the Gravity Winter Games held at Mammoth Mountain, California in January 2000. The Gravity Games is a joint venture between NBC Sports Ventures, the business unit of NBC Sports, and eMap Petersen, Inc.

Visionary Brands began distribution of the Gravity Bar in February 2000. The product was introduced and tested at various retailers including Smart & Final, with over two hundred stores based in Los Angeles. However, the sales velocity was not on a par with the competition and the product was later discontinued. Management believes that the product taste was as good, if not better than the competition, but the Gravity Bar license was not strong enough to pull the product off the shelf without significant advertising and promotional spending. So, the product was put on hold until the Company can appropriate the investment needed to re-launch the product with a stronger license.

The Company also stopped production its other two product lines, "Toast N Jammers" all natural toaster pastries and "The Wizard of Oz" marshmallows.

The Board elected to cut back overhead of the Company throughout the year and the current monthly cash expenses are severely decreased due to the drastic decrease in overhead.

NET REVENUES

In 2000 the net revenues of the Company were $881,977, compared to $2,451,531 in 1999. This decrease of $1,569,554 or 64% was primarily due to lower sales of The Wizard of Oz marshmallows of $1,175,000 as the Company phased out distribution, and sales decrease of Peanut Squeeze of $250,000 caused by production problems.


GROSS PROFIT (LOSS)

Gross loss in 2000 was $313,657 or 35.6% of sales, compared to a gross profit of $539,855 in 1999 or 22% of sales. This decrease of $853,512 was due to the reduced sales levels of the "The Wizard of Oz" brand products, which have a high profit margin and to closeout sales of aging inventories at prices below cost.


OPERATING EXPENSES

Research and Development

In 2000, product research development expenses were $41,105, compared to $104,615 in 1999, a decrease of $63,510 or 60.7%. The reduction was primarily due to the Company's decision to curtail expenses in 2000 by closing its research and development department and utilize the research and development capacity of its manufacturers. In 2000, expenses are related to the development of Websites for the Hollywood Partners.com, Inc. subsidiary of the Company.

Sales and Marketing

Sales and marketing expenses were $1,890,908 in 2000 as compared to $2,152,665 in 1999. The decrease of $261,757 or 12.2% was primarily due to lower promotional expenses as the Company phased out its product distribution

General and Administrative

General and Administrative costs in 2000 were $3,766,860 compared to costs in 1999 of $2,576,844. This increase of $1,190,016 or 46.2% is due to higher costs of approximately $1,300,000 related to Hollywood Partners new business model, with increases of $ 100,000 for new personnel, $693,000 for consultants, $154,000 for legal & accounting, $50,000 for rent, $161,000 for bad debts, $50,000 for investors costs, $46,000 for rent and $60,000 for insurance. Visionary Brands experienced costs increases in the areas of consultants $240,000, legal & accounting $147,000 and other office expenses of $97,000.

INCOME TAXES

As of December 31, 2000, the Company had unused Federal and California net operating loss carryforwards of approximately $29,509,000 and $14,035,000 respectively, available to offset future Federal taxable income and future California taxable income. The unused net operating loss and credit carryforwards expire in various amounts through the year 2020. In contrast to Federal net operating losses, only 50% of the California net operating losses incurred subsequent to December 31, 1986 may be carried forward. The California net operating losses will expire in various amounts through the year 2004.

Net deferred tax assets of approximately $11,329,000 resulting from net operating losses have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

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

OTHER INCOME AND EXPENSE

Interest income was $20,351 in 2000 compared to $8,239 in 1999. The increase of $12,112 or 147% is due to the increase in investment of the Company's cash which was used to fund the operation.

Interest expense was $29,117 in 2000 compared to $366,609 in 1999. The decrease of $337,492 or 92.1% is due to the conversion of the majority of the notes payable to common stock in December 1999.

Other expense was $42,910 in 2000 compared to other income of $69,518 in 1999. The current year expense relates primarily to a write-off of a bad debt.

In August 1999, the Company entered into a litigation settlement with Barbara's Bakery / New Life (Refer to Litigation Recovery, Net of Costs, Note 16). The Company received $1,256,632 of net proceeds after paying attorneys and outside investors who funded the litigation.

Impairment of intangible assets reflects the write off of $526,856 of goodwill of $218,213, trademarks of $311,254 and distribution rights of $93,686.

During the year ended December 31, 1999, the Company renegotiated certain accounts payable and notes payable resulting in a reduction of $1,510,560 of the amount due. Additionally, the Company repaid certain notes payable through the issuance of stock, therefore recognizing a gain on extinguishments of debt of $1,521,482.


LIQUIDITY AND CAPITAL RESOURCES                              December 31,
                                                          2000              1999
                                                      -----------       -----------
Net Cash Used In Operations                           $2,637,771)      $(1,866,148)
Net Cash Provided (Used) in Investing Activities          324,035          (470,076)
Net Cash Provided By Financing Activities                 743,097         2,551,728
Working Capital (Deficit)                              (1,956,345)        1,406,258


At December 31, 2000 the Company had cash of $22,632 as compared to $1,119,153 in 1999. This decrease is due to cash being used to finance the cost of the new business model of Hollywood Partners, and the decrease in revenues from distribution of products.

During March and April 2000, the Company entered into a series of settlement agreements and releases with certain lenders to resolve all outstanding issues between them. The agreements were effective as of December 31, 1999, where under the Company resolved its outstanding issues with certain lenders by satisfying an aggregate of $1,510,560 of indebtedness, inclusive of accrued interest, through the issuance of an aggregate of 377,640 shares of restricted stock of its partially owned subsidiary, Hollywood Partners.com, Inc. These transactions were recorded in the Company's consolidated financial statements as of December 31, 1999. See Note 11. Two of the lenders agreed to make market purchases of an aggregate of 900,000 shares of the Company's common stock, during the period ending May 31, 2000, but in no event more than a combined total purchase of $750,000. The agreements require the lenders not to sell any of the shares until after they have purchased the entire amount of shares as required pursuant to the terms of the agreements. The two lenders also agreed not to sell, in any calendar month, more than 25% of the shares they purchased. Notwithstanding this 25% restriction, the lenders are not precluded from taking any action that would be necessary for them to meet their fiduciary responsibilities owed to their investors and/or shareholders.

The Company has suffered recurring losses from operations as of December 31, 2000. Although the Company received a contribution of $2,000,000 as part of the spin-off of Hollywood Partners, as well as a cash settlement of $1,256,632 from the Barbara's Bakery / New Life litigation during 1999 (see Note 16 to the Consolidated Financial Statements), it has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion which indicates there is substantial doubt about the Company's ability to continue as a going concern. See Note 1 to the Consolidated Financial Statements for additional information. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.


CREDIT FACILITY

In June 1999, the Company paid off its previous line of credit, but the assets are still collateralized. As of December 31, 2000, the Company does not have an institutional credit facility.


YEAR 2000

The Company's accounting software currently does not utilize a four digit year field; however, the Company has been assured by the software manufacturer and independent consultants that all necessary modifications for the year 2000 were made and tested timely. The Company was advised by a consultant that the hardware was modified timely. The cost of these modifications did not have a significant effect on its financial position or results of operations. The Company currently does not interact electronically with either customers, suppliers or other entities that could be impacted by Year 2000 issues. The Company has not experienced any Year 2000 issues through the date of this report. Should any of the Company's internal systems fail in the future, the Company's business and results of operations could be adversely impacted.


ITEM 7. FINANCIAL STATEMENTS

SEE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 5, 2001, BDO Seidman, LLP resigned as the independent accountants for the Company. The Company received notice of this resignation on February 8, 2001.

The report of BDO Seidman, LLP on the Company's financial statements for the past two years contained no adverse opinion, or disclaimer opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and through February 5, 2001, there were no disagreements between the Company and with BDO Seidman, LLP regarding any matters with respect to accounting principles or practices, financial statement disclosure or audit scope or procedure, which disagreements if not resolved to the satisfaction of BDO Seidman, LLP, would have caused it to make reference thereto in its reports on the Company's financial statements for such years. During the Company's two most recent fiscal years and through February 5, 2001, there were no reportable events as that term is defined in
Item 304 (a)(1)(v) of Regulation S-K.

The Company engaged Merdinger, Fruchter, Rosen & Corso, P.C. as its new independent accountants as of February 12, 2001. During the two most recent fiscal years and through February 12, 2001, the Company has not consulted with Merdinger, Fruchter, Rosen & Corso, P.C. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of the Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K.

The decision to change accountants was approved by the Board of Directors of the Company.


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:


Name                            Age      Positions Held
----                            ---      --------------
Mark Beychok                     44      Chairman of the Board
John Coppolino                   40      President and Director
Benjamin Tabatchnick             48      Director
Valerie A. Broadbent             62      Corporate Secretary
Fred Rigaud                      56      Acting CFO


Mark Beychok was elected Chairman of the Board in December 1999. Mr. Beychok served as President and Director of the Company from September of 1993, until he resigned as President in December 1999. Mr. Beychok was also Chief Executive Officer from 1995 until his resignation from that position in February 2000. Mr. Beychok was elected as Chairman of the Board of Hollywood Partners.com, Inc. in September 1999. Mr. Beychok is a private investor with twenty years experience in the food industry as an owner and operator of various food manufacturing, marketing and distribution companies. Mr. Beychok graduated in 1979 from the Haas Business School at the University of California (Berkeley).

John Coppolino was elected a Director in February 1999 and was elected President in December 1999. Mr. Coppolino began with the Company as Director of Sales in 1994 and became Executive Vice President in September 1997. Mr. Coppolino also serves as a Director and President of Hollywood Partners.com, Inc. Mr. Coppolino has over fifteen years experience in the food industry, including experience as a food broker and in product manufacturing. Mr. Coppolino graduated from the Pennsylvania State University School of Business in 1983 with a degree in Business Logistics.

Benjamin Tabatchnick was elected a Director of the Company in February 1997. Since January 1990, Mr. Tabatchnick has owned and operated Tabatchnick's Fine Foods (and predecessors), a privately held concern, which manufactures and distributes its own trademarked line of frozen soups, and manufactures frozen and refrigerated foods for other companies on a contract basis.

Valerie A. Broadbent was elected as Secretary of the Company in February 1999. Ms. Broadbent began as Assistant to the COO/CFO in October 1997. Ms. Broadbent also serves as Corporate Secretary and Chief Administrative Officer of Hollywood Partners.com, Inc. Ms. Broadbent has over 30 years experience working in corporate administration and reporting to boards of directors, CEO's, CFO's and presidents of both public and private companies, including an extensive background interfacing with legal, financial and regulatory reporting agencies in the securities and banking industries.

Fred Rigaud has over 25 years of experience in finance and accounting with multinational companies in consumer products, entertainment and the Internet. Mr. Rigaud received a Bachelor's degree in Liberal Arts from the University of Montreal in 1964 and is a graduate of Queens College with a B.A. in Finance and Accounting. From 1996 to 1998, Mr. Rigaud was Chief Financial Officer of Luckman Interactive,

Inc., a developer and marketer of Internet software. From 1987 to 1996, he was associated with Million Dollar Enterprise, as Vice President of Finance.

ITEM 10: EXECUTIVE COMPENSATION

In September 1997, Mr. Beychok entered into an employment agreement ("Agreement") with the Company for three years. Under the Agreement, Mr. Beychok received an annual base salary of $150,000 and was granted options for 450,000 shares of stock at an exercise price of $0.87 per share, all of which are currently vested. In November 1998 the price of all Mr. Beychok's options other than those related to the private placement were repriced to $0.10. In August 1999, Mr. Beychok was given a successful litigation reward of $75,000. In October 1999 Mr. Beychok was granted a new Board of Director package of an option to purchase 500,000 shares at an exercise price of $.25 per share, vesting 166,667 shares on October 22, 1999, 166,667 shares on October 22, 2000 and 166,666 shares on October 22, 2001. In October 1999, the Board granted Mr. Beychok an option for 900,000 shares at an exercise price of $.25 per share, vesting 450,000 on October 22, 1999, 225,000 on October 22, 2000, and 225,000 on
October 22, 2001. In December 1999 Mr. Beychok was elected Chairman of the Board and received an increase in salary to $185,000 per year effective January 1, 2000. Also in December 1999, Mr. Beychok resigned as President but remained Chief Executive Officer. In February 2000 Mr. Beychok resigned as Chief Executive Officer, but remains as Chairman of the Board. In January 2001, the price on all of Mr. Beychok's options was reduced to $.02 per share and all of Mr. Beychok's options were made exercisable. On January 3, 2001, the Board granted Mr. Beychok an option to purchase 5,000,000 shares of common stock at an exercise price of $.02 per share, with vesting as of the date of grant.

In September 1997, Mr. Coppolino entered into an employment agreement with the Company for two years. Under the Agreement, Mr. Coppolino received an annual base salary of $120,000, and was granted options for 300,000 shares of stock at an exercise price of $0.87 per share, all of which are currently vested. In September 1997, Mr. Coppolino was given a successful litigation reward of $25,000, forgiveness of debt of $25,000, plus 25,000 shares of common stock at $1.00, being the fair market value at the date of the award. In November 1998 the price of all Mr. Coppolino's options were repriced to $0.10. In August 1999, Mr. Coppolino was given a successful litigation reward of $50,000. In October 1999 Mr. Coppolino was granted a Board of Director package of an option to purchase 375,000 shares at an exercise price of $.25 per share, vesting 125,000 shares on October 22, 1999, 125,000 shares on October 22, 2000 and 125,000 shares on October 22, 2001. In October 1999, the Board granted Mr. Coppolino an option for 750,000 shares at an exercise price of $.25 per share, vesting 375,000 on October 22, 1999, 187,500 on October 22, 2000, and 187,500 on October
22, 2001. In December 1999, Mr. Coppolino was named President and the Company entered into a new employment agreement with him for three years. Under the agreement, Mr. Coppolino receives an annual base salary of $150,000 effective January 1, 2000. In January 2001, the price on all of Mr. Coppolino's options was reduced to $.02 per share and all of Mr. Coppolino's options were made exercisable. On January 3, 2001, the Board granted Mr. Coppolino an option to purchase 3,000,000 shares of common stock at an exercise price of $.02 per share, with vesting as of the date of the grant.

Due to the severe liquidity problems in the Company, the Board of Directors has authorized John Coppolino and Valerie Broadbent to enter into employment agreements with Hollywood Partners. Mr. Coppolino's employment agreement with the Company expired in September 2000. Mr. Coppolino has agreed to continue as President of Vitafort. The Company and Mr. Coppolino are in discussions at this time as to his compensation. The Company is in similar conversations with Valerie Broadbent as to her compensation for continuing in her duties as Corporate Secretary of Vitafort.

The following table sets forth certain information with respect to the compensation paid by the Company to Messrs. Beychok, Coppolino and Rigaud and Ms. Broadbent (the "named individuals") during 2000, 1999 and 1998:

                           SUMMARY COMPENSATION TABLE


                                                                                          All Other         Securities
Principal Position                                                                          Annual           Underlying
& Name                                   Year         Salary             Other           Compensation     Options / SARs
------------------                       ----      -------------        ---------        ------------     --------------
Chairman of the Board (*)                2000      $ 185,000 (1)              -          $  33,801 (2)              -
Mark Beychok                             1999        150,000                  -             99,588 (3)      1,400,000
                                         1998        150,000                  -             28,317 (4)        650,000

President                                2000      $ 114,750 (5)              -          $  21,813 (6)              -
John Coppolino                           1999        120,000                  -            102,467 (7)      1,125,000
                                         1998        120,000                  -             19,003 (8)        400,000

Corporate Secretary                      2000      $  50,000 (9)              -          $   9,423 (10)             -
Valerie A. Broadbent                     1999         60,000                  -                  -            400,000
                                         1998         40,000                  -                  -             75,000

Acting CFO                               2000      $  70,136 (11)       $     -          $   6,000 (13)             -
Fred Rigaud                              1999         96,750              5,000 (12)         7,846 (14)       150,000
                                         1998              -                  -                  -                  -


(*) Mr. Beychok served as President and CEO until his resignations as President in December 1999 and as CEO in February 2000.

(1) Mr. Beychok received $110,884 in compensation, and is in arrears $74,116 in compensation due him.

(2) Comprised of $15,600 car allowance and accrued vacation of $18,201. Mr. Beychok received $11,700 car allowance, and is in arrears $3,900 car allowance and $18,201 accrued vacation due him.

(3) Comprised of $15,600 car allowance, accrued vacation of $8,988 and $75,000 as a successful litigation reward.

(4)     Comprised of $15,600 car allowance and accrued vacation of $12,717.

(5) Mr. Coppolino received $78,066 in compensation, and is in arrears $27,184 in compensation due him.

(6) Comprised of $12,000 car allowance and accrued vacation of $9,813. Mr. Coppolino received $9,500 car allowance, and is in arrears $9,813 accrued vacation.

(7) Comprised of $9,584 car allowance, accrued vacation of $41,348, plus $51,535 as a successful litigation reward.

(8)     Comprised of $9,000 car allowance and accrued vacation of $10,003.

(9) Ms. Broadbent received $40,520 in compensation, and is in arrears $9,480 in compensation due her.

(10) Comprised of $9,423 accrued vacation. Ms. Broadbent is in arrears $9,423 in accrued vacation due her.

(11) Mr. Rigaud received $70,136 in compensation, and is in arrears $4,430 in accrued vacation due him.

(12) A portion of Mr. Rigaud's salary was deferred in 1999 and used to exercise 50,000 options at $.10 per share in 2000.

(13) Comprised of $6,000 car allowance. Mr. Rigaud has received $4,500 car allowance.

(14)    Comprised of $6,000 car allowance and accrued vacation of $1,846.

STOCK OPTION PLAN

Vitafort International Corporation

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


Hollywood Partners.com, Inc.

        In September 1999, HP adopted a Stock Option Plan (the "Plan") initially reserving an aggregate of 3,000,000 shares of HP's common stock (the "Available Shares") for issuance pursuant to the exercise of stock options ("Options") which may be granted to employees and consultants to HP.

        The Plan provides for the granting at the discretion of the Board of Directors of both qualified incentive stock options and non-qualified stock options. Consultants may receive only non-qualified stock options. The maximum term of the stock options are three to five years and generally vest proportionately throughout the term of the option.

There were no options granted to directors and officers in 2000.

The following chart sets forth the options granted to directors and officers as of May 18, 2001:

                                                Percent of
                             Number of             total
                            securities         options/SARs       Exercise
                            underlying          granted to        of base
                           options/SARs        Directors and        price        Expiration
Name                         granted         Officers in 2001     ($/Share)         Date
----                       -------------     ----------------     ---------         ----
Mark Beychok                5,000,000             50%               $0.02       January 2, 2011
John Coppolino              3,000,000             30%               $0.02       January 2, 2011
Benjamin Tabatchnick        1,000,000             10%               $0.02       January 2, 2011
Valerie Broadbent           1,000,000             10%               $0.02       January 2, 2011


The following chart sets forth certain information with respect to options/warrants exercised during 2000 and outstanding as of May 18, 2001 to the named individuals:


                                                                   Number of
                                                                   Securities       Value of Unexercised
                                                                   Underlying         In-the-Money
                                                                  Unexercised        Options/SAR's at
                              Shares                              Options/SARs           FY-End
                             Acquired                 Value       Exercisable/         Exercisable/
Name                        on Exercise              Realized     Unexercisable       Unexercisable
----                        -----------              --------     -------------     --------------------
Mark Beychok                        0                $    -0-      7,280,625/0           $ 0/$0

John Coppolino                      0                $    -0-      4,313,750/0           $ 0/$0

Benjamin Tabatchnick          150,000                $  3,000      1,275,000/0           $ 0/$0

Valerie Broadbent                   0                $    -0-      1,425,000/0           $ 0/$0

Fred Rigaud                    50,000                $  1,000        200,000/0           $ 0/$0

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the ownership of the common stock by each director and by entities or persons known to the Company to own beneficially in excess of 5% of such stock and by all officers and directors as a group, as of May 10, 2001. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.


Name and Address                    Number of Shares                        Percentage of
of Beneficial Owner                 of Common Stock                           Beneficial
Identity of Group                  Beneficially Owned                        Ownership
-----------------                  ------------------                       -------------
Mark Beychok (1)                      7,855,431 (2)                            22.4 %

John Coppolino (1)                    4,516,250 (3)                            13.0 %

Benjamin Tabatchnick (1)              1,675,000 (4)                             5.0 %

Valerie A. Broadbent (1)              1,475,000 (5)                             4.0 %

Fred Rigaud (1)                         250,000 (6)                             0.0 %

Nikolas Konstant and                  7,000,000 (7)                            22.0 %
DYDX Consulting, LLC

All directors and officers
as a group. (5 persons)(2)(3)
(4)(5) and (6)                       15,771,681                                44.4 %

(1) The address of these persons is 1800 Avenue of the Stars, Suite 480, Los Angeles, California 90067.

(2) Includes (i) 130,625 shares underlying a currently exercisable option with an exercise price of $0.10 per share expiring on December 16, 2003; (ii) 100,000 shares underlying a currently exercisable option, expiring September 15, 2003, which has an exercise price of $0.10 per share; (iii) 100,000 shares underlying a currently exercisable option with an exercise price of $0.10 which expires on December 31, 2005; (iv) 100,000 shares underlying a currently exercisable option with an exercise price of $.10 which expires on December 31, 2005; (v) 450,000 shares underlying a currently exercisable option with an exercise price of $0.10 per share expiring September 3, 2005; (vi) 1,400,000 shares underlying a currently exercisable option with an exercise price of $.25 per share, expiring October 21, 2004; (vii) 5,000,000 shares underlying a currently exercisable option, with an exercise price of $.02 per share, expiring January 2, 2011; and
(viii) 574,806 shares currently issued through the exercise of options. Pursuant to Board of Director action on January 3, 2001, the exercise price on all of Mr. Beychok's options was reduced to $.02 per share and all options were made exercisable as of that date.

(3) Includes (i) 188,750 shares underlying a currently exercisable option with an exercise price of $0.10 per share expiring on September 19, 2002; (ii) 1,125,000 shares underlying a currently exercisable option with an exercise price of $.25 per share, expiring on October 21, 2004; (iii) 3,000,000 shares underlying a currently exercisable option, with an exercise price of $.02 per share, expiring January 2, 2011; and (vii) 202,500 shares currently issued through the exercise of options. Pursuant to Board of Director action on January 3, 2001, the exercise price on all of Mr. Coppolino's options was reduced to $.02 per share and all options were made exercisable as of that date.

(4) Includes (i) 275,000 shares underlying a currently exercisable option with an exercise price of $0.25 per share, expiring October 21, 2004; (ii) 1,000,000 shares underlying a currently exercisable option, with an exercise price of $.02 per share, expiring January 2, 2011; and (ii) 400,000 shares issued through the exercise of options at $.10 per share. Pursuant to Board of Director action on January 3, 2001, the exercise price on all of Mr. Tabatchnick's options was reduced to $.02 per share and all of Mr. Tabatchnick's options were made exercisable as of that date.

(5) Includes (i) 25,000 shares underlying a currently exercisable option with an exercise price of $0.085 per share, expiring on October 29, 2003; (ii) 100,000 shares underlying a currently exercisable option with an exercise price of $0.33 expiring on July 1, 2004; (iii) 300,000 shares underlying a currently exercisable option, with an exercise price of $0.25 per share, expiring on October 21, 2004; (iv) 1,000,000 shares with a currently exercisable price of $0.02 per share, expiring on January 2, 2011; and (v) 50,000 shares issued through the exercise of options. Pursuant to Board of Director action on January 3, 2001, the exercise price on all of Ms. Broadbent's options was reduced to $.02 per share and all options were made exercisable as of that date.

(6) Includes (i) 200,000 shares underlying a currently exercisable option with an exercise price of $.25 per share expiring October 21, 2002; and (ii) 50,000 shares issued through the exercise of options. Pursuant to Board of Director action on May 7, 2001, the exercise price on Mr. Rigaud's options was reduced to $.02 per share.

(7) The number of shares beneficially owned is based on the Schedule 13D filed with the Securities and Exchange Commission on January 3, 2001 by Nikolas Konstant and DYDX Consulting, LLC ("DYDX"). Mr. Konstant and DYDX have shared voting power on 1,813,795 shares.

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


                               Name and Address of                       Number of   Percentage
Title of Class                 Beneficial Owner                        Shares Owned   Of Class
--------------                 ----------------                        ------------  ----------
Series B Preferred Stock       Thomas Von Ledersteger                      500           50%
                               23 Chemin des Meandres
                               CH-1287 Laconnex/GE, Switzerland


Series B Preferred Stock       Pictet et CIE                               500           50%
                               29 Boulevard Georges Favon
                               CH-1211 Geneva, Switzerland


Series B Preferred Stock       All officers and directors as a group        0            0%
                               (5 persons)

1997 Series A                  All officers and directors as a group        0            0%
Preferred Stock                (5 persons)

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 22, 1999, the Company completed a series of agreements including a Common Stock Purchase Agreement (the "CSPA"), dated as of December 30, 1998, by and among the Company; Terra Healthy Living, Ltd, a B.V.I. corporation ("Terra"); Sovereign Partners, a Connecticut limited partnership ("Sov"); and Dominion Capital Fund, Ltd., a Bahamian corporation ("Dom"). All of the transactions contemplated by the CSPA were deemed to have occurred on December 31, 1998. Pursuant to the CSPA:

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

The Company borrowed $300,000 from each of Sov and Dom pursuant to a non-negotiable nine-month promissory note bearing interest at 8% per annum (the "Sov Note" and the "Dom Note"). These notes provide for their repayment, at the option of the Company, in free trading registered common stock which shall be valued at the then market for such stock. The Sov Note and the Dom Note provide for the issuance to each of Sov and Dom of 60,000 warrants which expire on December 31, 2003, half of which are exercisable at $.40 and half of which are exercisable at $.25. If the Company repays the Sov Note or the Dom Note with common stock, then the exercise price of the $.25 warrant is reduced to $.01. The Company entered into a Registration Rights Agreement with Sov and Dom.

The CSPA granted the Company the right to redeem up to 2,000,000 of the shares of its common stock acquired by Terra through June 30, 2000 based upon a formula related to the market price of the common stock at the time of conversion.

The Company issued 571,232 shares of its common stock to Sov in connection with the prior conversion of 40 shares of Series A Preferred Stock.

The Company had employment agreements with Mark Beychok and John Coppolino, and had employment agreements, consulting agreements and settlement agreements with certain of its former officers. See "Management - Executive Compensation."

Due to the severe liquidity problems in the Company, the Board of Directors has authorized John Coppolino and Valerie Broadbent to enter into employment agreements with Hollywood Partners. Mr. Coppolino's employment agreement with the Company expired in September 2000. Mr. Coppolino has agreed to continue as President of Vitafort. The Company and Mr. Coppolino are in discussions at this time as to his compensation. The Company is in similar conversations with Valerie Broadbent as to her compensation for continuing in her duties as Corporate Secretary of Vitafort.

Messrs. Beychok and Coppolino are directors of both the Company and of Hollywood Partners, and Mr. Coppolino and Ms. Broadbent have employment agreements and are officers of Hollywood Partners. Mr. Beychok has a consulting agreement with Hollywood Partners. Payment on this consulting agreement is in arrears. Mr. Beychok resigned as Chief Executive Officer of the Company in February 2000 and is currently receiving his severance package from the Company; however, Mr. Beychok is in arrears on receiving severance compensation due him. Mr. Beychok's severance package with the Company has been extended for one year. Mr. Coppolino and Ms. Broadbent are in arrears on receiving compensation due them from the Company and from Hollywood Partners. Mr. Beychok has also loaned the Company approximately $28,000 to help cover overhead expenses.

In March and April 2001, Mel Beychok, father of Mark Beychok, loaned the Company money to help cover overhead expenses such as rent and telephones. As consideration for the loan, Mr. Mel Beychok has received a convertible debenture for up to $20,000 that converts into equity at Mel Beychok's option at one cent ($.01) per share.

In December 1998, the Company sold 1,000,000 shares to Terra Healthy Living, Ltd., a principal stockholder, for $250,000 (or $.25 per share) which was paid by delivery to the Company of marketable securities. The Company believes that the price paid for such shares was no less favorable to the Company than that which would have been paid by an unaffiliated purchaser.

In 1999, the Company issued 1,235,857 shares of the Company's common stock in repayment of $543,775 of the Terra note. The remaining balance of $1,521,225 was forgiven by Terra and was recorded as a contribution to capital by the Company, net of the related non-cash unamortized financing cost.

                                     PART IV

ITEM 13: EXHIBITS LIST

(a)         The following exhibits are submitted herewith:

        3.l     Certificate of Incorporation of Registrant(i)

        3.2     By-laws of Registrant(i)

        3.3 Agreement and Plan of Merger between the Registrant and Vitafort International Corporation, a California corporation(i)

        3.4     Certificate of Designation -- Series A Preferred Stock(v)

        3.5     Certificate of Designation -- Series B Preferred Stock(v)

        3.6 Certificate of Amendment to the Certificate of Incorporation, November 1991(v)

        3.7     Certificate of Designation -- Series C Preferred Stock(v)

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

        10.82 Employment Agreement dated June 16, 1997 between Jack Spencer and the Registrant. Incorporated by reference to Exhibit 10.12 of the Registrant's Form SB-2 filed July 23,1997

        10.83 Agreement, dated April 1997, between the Registrant and ATCOLP Investment Partners, a California Limited Partnership. Incorporated by reference to the Registrant's Form SB-2 filed July 23, 1997

        10.84 Employment Agreement dated September 1997 between the Registrant and Mark Beychok.(x)

        10.85 Employment Agreement dated September 1997 between the Registrant and John Coppolino.(x)

        10.86 Subscription Agreement with Global International Sourcing, Inc., a Nevada corporation (xii)

        10.87 Administrative Services Agreement dated October 1, 1999 between the Registrant and Hollywood Partners.com, Inc. (xiv)

        10.88 Distribution Agreement dated October 1, 1999 between the Registrant and Hollywood Partners.com, Inc. (xiv)

        22. Subsidiaries of the Registrant: Global International Sourcing, Inc. (xii)

        23.1    Consent of Merdinger Fruchter Rosen & Corso LLP (filed herewith)


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

(xiv) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1999 Form 10-KSB.

(b)     Reports on Form 8-K.

        There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2000.

        SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereby, duly authorized.

VITAFORT INTERNATIONAL CORPORATION


By:       /s/ John Coppolino
       -------------------------------
          John Coppolino, President

Los Angeles, California
Date:  May 21, 2001


Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                   Title(s)                                 Date
----                                   --------                                 ----
     /s/   Mark Beychok                Chairman of the Board                    May 21, 2001
-------------------------------
           Mark Beychok


     /s/   John Coppolino               Director and President                  May 21, 2001
-------------------------------         (Principal Executive Officer)
           John Coppolino


     /s/   Fred Rigaud                  Acting Chief Financial Officer          May 21, 2001
-------------------------------         (Principal Accounting Officer)
           Fred Rigaud


     /s/   Benjamin Tabatchnick         Director                                May 21, 2001
-------------------------------
           Benjamin Tabatchnick

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


INDEX                                                                           Page
                                                                                Number
                                                                                ------
Independent Auditors' Report                                                    F2


Consolidated Balance Sheets                                                     F3 - F4


Consolidated Statements of Operations                                           F5


Consolidated Statement of Stockholders' Equity (Deficit)                        F6


Consolidated Statements of Cash Flows                                           F7-F8


Notes to Consolidated Financial Statements                                      F9 - F32

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Vitafort International Corporation:

We have audited the accompanying consolidated balance sheet of Vitafort International Corporation and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying financial statements of Vitafort International Corporation and Subsidiaries as of December 31, 1999, were audited by other auditors whose report, thereon dated April 10, 2000, expressed an unqualified opinion on those statements, and included an explanatory paragraph regarding the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitafort International Corporation and Subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                    Certified Public Accountants

Los Angeles, California
May 21, 2001

                 VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    December 31,
                                                              ----------------------------
                                                                  2000             1999
                                                              -----------      -----------
    ASSETS
Current assets
  Cash and cash equivalents                                   $    22,632      $ 1,119,153
  Marketable securities                                                 -          536,667
  Accounts receivable, less allowance
    for doubtful accounts of $110,376 and $63,782                   4,338          139,137
  Inventory                                                             -          585,407
  Prepaid expenses and other current assets                        70,899          724,136
                                                              -----------      -----------

    Total Current Assets                                           97,869        3,104,500

Equipment, net of accumulated depreciation
of $370,659 and 305,434                                           167,239          180,827

  Intangible assets, net of accumulated amortization
   of $0 and $96,297                                                    -          526,856

  Other assets                                                        875          138,006
                                                              -----------      -----------

  Total Assets                                                $   265,983      $ 3,950,189
                                                              ===========      ===========


   The accompanying notes are an integral part of the consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                             December 31,
                                                                                    -------------------------------
    LIABILITIES                                                                         2000               1999
                                                                                    ------------       ------------
Current liabilities
  Notes payable                                                                     $    260,694       $    392,209
  Accounts payable                                                                       738,360            836,500
  Accrued expenses                                                                     1,042,681            469,533
  Capital lease obligation                                                                12,479                  -
                                                                                    ------------       ------------
    Total Current Liabilities                                                          2,054,214          1,698,242

Capital lease obligation-long term                                                        15,307                  -
Notes payable-long term                                                                        -             26,331
                                                                                    ------------       ------------
Total  liabilities                                                                     2,069,521          1,724,573
                                                                                    ------------       ------------

Commitments and contingencies                                                                  -                  -

Minority Interest                                                                              -            654,151
                                                                                    ------------       ------------

STOCKHOLDERS' EQUITY/(DEFICIT)
  Series B, 10% cumulative convertible preferred stock, $.01 par value;
     authorized 110,000 shares; issued and outstanding 1,000 shares, aggregate
     liquidation preference of $50,000                                                        10                 10
  Series C, convertible preferred stock, $.01 par value;
     authorized 450 shares; issued and outstanding 50 shares,
     aggregate liquidation preference of $50,000                                               1                  1

  Common stock, $.0001 par value; authorized 30,000,000 shares;
  issued and outstanding 20,986,788 and 17,487,288 shares                                  2,099              1,749

  Additional paid-in capital                                                          29,799,053         28,398,646

  Accumulated deficit                                                                (31,604,701)       (26,828,941)
                                                                                    ------------       ------------

  Total Stockholders' Equity (Deficit)                                                (1,803,538)         1,571,465
                                                                                    ------------       ------------


  Total Liabilities and Stockholders' Equity (Deficit)                              $    265,983       $  3,950,189
                                                                                    ============       ============


   The accompanying notes are an integral part of the consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           For the Year Ended December 31,
                                                                                         ----------------------------------
                                                                                            2000                  1999
                                                                                         ------------          ------------
Net revenues                                                                             $    881,977          $  2,451,531

Cost of sales                                                                               1,195,634             1,911,676
                                                                                         ------------          ------------

      Gross profit (loss)                                                                    (313,657)              539,855
                                                                                         ------------          ------------

Operating expenses
  Research and development                                                                     41,105               104,615
  Sales and marketing                                                                       1,890,908             2,152,665
  General and administrative                                                                3,766,860             2,576,844
                                                                                         ------------          ------------
    Total operating expenses                                                                5,698,873             4,834,124
                                                                                         ------------          ------------

    Loss from operations                                                                   (6,012,530)           (4,294,269)
                                                                                         ------------          ------------

Other income (expense)
  Interest income                                                                              20,351                 8,239
  Interest expense                                                                            (29,117)             (366,609)
  Gain on exchange of subsidiary stock                                                        400,000             1,521,482
  Litigation recovery, net of costs                                                                --             1,256,632
  Impairment of intangible assets                                                            (526,856)                   --
  Other income  (expense)                                                                     (42,910)               69,518
                                                                                         ------------          ------------
    Total other income (expense)                                                             (178,532)            2,489,262
                                                                                         ------------          ------------

Loss before provision for income taxes, minority
  interest and extraordinary item                                                          (6,191,062)           (1,805,007)

Provision for income taxes                                                                     (6,400)               (3,534)
                                                                                         ------------          ------------

Loss before minority interest and extraordinary item                                       (6,197,462)           (1,808,541)

  Minority interest in Hollywood Partners.Com                                               1,208,411               364,341
                                                                                         ------------          ------------

Loss before extraordinary item                                                             (4,989,051)           (1,444,200)

Extraordinary item - forgiveness of debt, net of taxes                                        213,291               385,609
                                                                                         ------------          ------------

Net loss                                                                                 $ (4,775,760)         $ (1,058,591)
                                                                                         ============          ============

NET LOSS PER SHARE
Net loss per common share, before extraordinary item                                     $      (0.24)         $      (0.10)
Extraordinary item                                                                       $       0.01          $       0.03
                                                                                         ------------          ------------
Basic and diluted net loss per common share                                              $      (0.23)         $      (0.07)
                                                                                         ============          ============

Weighted average shares of common stock - basic and diluted                                20,707,002            14,465,803
                                                                                         ============          ============



               The accompanying notes are an integral part of the
                        consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                           Series B              Series C
                                                          Convertible           Convertible
                                                        Preferred Stock       Preferred Stock                 Common Stock
                                                      -------------------     -----------------        ------------------------
                                                      Shares       Amount     Shares     Amount          Shares           Amount
                                                      ------       ------     ------     ------        ----------         ------
Balance,  January 1, 1999                              1,000         $10         50         $1         12,056,428         $1,206

Exercise of stock options                                 --          --         --          -          3,698,687            370

Issuance of common stock for debt                         --          --         --          -          1,732,173            173

Issuance of options                                       --          --         --          -                 --             --

Contribution to paid-in capital of Hollywood
    Partners.com, Inc.                                    --          --         --          -                 --             --

Contribution to paid-in capital by shareholder            --          --         --          -                 --             --

Net loss                                                  --          --         --          -                 --             --
                                                       -----         ---         --         --         ----------         ------

Balance, December 31, 1999                             1,000          10         50          1         17,487,288          1,749


Exercise of options and warrants                          --          --         --          -          2,212,000            221

Issuance of common stock for cash                         --          --         --          -          1,275,000            128

Issuance of common stock for services                     --          --         --          -             12,500              1

Contribution to paid-in capital of Hollywood
    Partners.com, Inc.                                    --          --         --          -                 --             --

Net loss                                                  --          --         --          -                 --             --
                                                       -----         ---         --         --         ----------         ------

Balance, December 31, 2000                             1,000         $10         50         $1         20,986,788         $2,099
                                                       =====         ===         ==         ==         ==========         ======



                                                           Additional                                    Total
                                                             Paid-In            Accumulated          Stockholders'
                                                             Capital              Deficit           Equity(Deficit)
                                                          ------------          ------------        --------------
Balance,  January 1, 1999                                 $ 24,064,868          $(25,770,350)         $(1,704,265)

Exercise of stock options                                      552,336                    --              552,706

Issuance of common stock for debt                              680,839                    --              681,012

Issuance of options                                            423,306                    --              423,306

Contribution to paid-in capital of Hollywood
    Partners.com, Inc.                                       1,376,372                    --            1,376,372

Contribution to paid-in capital by shareholder               1,300,925                    --            1,300,925

Net loss                                                                          (1,058,591)          (1,058,591)
                                                          ------------          ------------          -----------

Balance, December 31, 1999                                  28,398,646           (26,828,941)           1,571,465


Exercise of options and warrants                               440,804                    --              441,025

Issuance of common stock for cash                              506,122                    --              506,250

Issuance of common stock for services                           34,199                    --               34,200

Contribution to paid-in capital of Hollywood
    Partners.com, Inc.                                         419,282                    --              419,282

Net loss                                                            --            (4,775,760)          (4,775,760)
                                                          ------------          ------------          -----------

Balance, December 31, 2000                                $ 29,799,053          $(31,604,701)         $(1,803,538)
                                                          ============          ============          ===========



               The accompanying notes are an integral part of the
                        consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Year Ended
                                                                                              December 31,
                                                                                    --------------------------------
                                                                                       2000                 1999
                                                                                    -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                        $(4,775,760)         $(1,058,591)
    Gain on exchange of subsidiary stock                                                     --           (1,521,482)
    Extraordinary gain on extinguishment of debt                                       (613,291)            (385,609)
    Impairment of intangible assets                                                     526,856                   --
    Depreciation and amortization                                                        65,225               63,463
    Allowance for doubtful accounts                                                      46,594               43,479
    Loss on sale of securities                                                          160,995                   --
    Stock issued  for services                                                           34,200              564,594
    Minority interest in consolidated subsidiary                                       (234,869)            (364,341)
    Other                                                                                    --             (102,060)
Adjustments to reconcile net loss to net cash used in operating activities:
      Changes in certain assets and liabilities:
        Accounts receivable                                                              88,205              746,391
        Inventory                                                                       585,407             (388,805)
        Prepaid expenses and other current assets                                       653,237             (255,344)
        Other assets                                                                    137,131             (160,175)
        Accounts payable and payroll taxes payable                                      115,151              243,339
        Accrued expenses                                                                573,148              708,995
                                                                                    -----------          -----------
          Net cash used in operating activities                                      (2,637,771)          (1,866,148)
                                                                                    -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                                                        (51,637)            (151,646)
  Purchase of marketable securities                                                          --           (1,000,000)
  Proceeds from sale of marketable securities                                           375,672              681,570
                                                                                    -----------          -----------
         Net cash provided by (used in) investing activities                            324,035             (470,076)
                                                                                    -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock                                                       506,250              125,000
  Proceeds from issuance of preferred stock                                                  --              300,000
  Proceeds from exercise of options and warrants                                        441,025                   --
  Contribution to equity of subsidiary by shareholders                                       --            2,000,000
  Proceeds from convertible notes payable                                                    --              375,000
  Repayment of convertible notes payable                                                     --             (375,000)
  Repayment of notes payable-bank                                                            --             (283,690)
  Proceeds from capital lease, net                                                       27,786              822,553
  Proceeds form notes payable                                                           400,000                   --
  Repayment of notes payable-other                                                     (157,846)            (412,135)
                                                                                    -----------          -----------
         Net cash provided by  financing activities                                   1,217,215            2,551,728
                                                                                    -----------          -----------


               The accompanying notes are an integral part of the
                       consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                         For the Year Ended
                                                                                              December 31,
                                                                                     -----------------------------
                                                                                        2000               1999
                                                                                     ----------         ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (1,096,521)           215,504

CASH AND CASH EQUIVALENTS - BEGINNING                                                 1,119,153            903,649
                                                                                     ----------         ----------

CASH AND CASH EQUIVALENTS - ENDING                                                   $   22,632         $1,119,153
                                                                                     ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                                         $       --         $  366,609
                                                                                     ==========         ==========
    Income taxes                                                                     $       --         $    3,534
                                                                                     ==========         ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH,
  INVESTING AND FINANCING ACTIVITIES:
    Stock issued for accounts and notes payable                                      $       --         $  208,197
                                                                                     ==========         ==========

    Stock issued for prepaid consulting services                                     $       --         $   38,619
                                                                                     ==========         ==========

    Options issued for prepaid consulting services                                   $       --         $  140,753
                                                                                     ==========         ==========

    Stock exchanged for repayment of debt                                            $  400,000         $  543,775
                                                                                     ==========         ==========

   Write-off of noncash financing charge                                             $       --         $  220,300
                                                                                     ==========         ==========

    Stock exchanged in repayment of debt                                             $       --         $1,521,225
                                                                                     ==========         ==========

    Contribution to equity of subsidiary by shareholders allocated
                 to minority interest                                                $  419,282         $  623,628
                                                                                     ==========         ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements

               Vitafort International Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 Summary of Accounting Policies

BASIS OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of Vitafort International Corporation (the "Company") and its subsidiaries:
Visionary Brands, Inc., ("Visionary") (100% owned); Hollywood Partners.com, Inc. (50% owned) which owns 100% of Hollywood Partners (HP); Global International Sourcing, Inc. ("Global") (100% owned); Nutrifish Corporation ("Nutrifish") (90.5% owned); and Crystal Clear Farms ("CCF") (100% owned). HP owns 100% of Hall of Fame Pro, Inc. ("HOFP"), a new subsidiary formed in the third quarter of 2000. Global, Nutrifish, and CCF are inactive subsidiaries. All intercompany accounts transactions have been eliminated.

NATURE OF THE COMPANY

        The Company was incorporated on September 28, 1989 in the State of Delaware to succeed to the business of a California corporation of the same name, which was organized on February 7, 1986. The Company is presently engaged in sourcing, developing and formulating products that it sells and markets under brands for healthy food products, for licensed products and for low-priced sourced products through its wholly-owned subsidiary, Visionary.

        HP is a marketing and promotions company building a family of content, community and commerce Internet Websites. HP used sweepstakes offerings on the Internet to help clients to build brands, to make commerce offerings and to acquire customers. As Website visitors registered to enter the sweepstakes, HP collected demographic and lifestyle information, and gained permission to send announcements and offerings in the future.

        Effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, Hollywood Partners.com, Inc., a Delaware corporation ("Holding Company") acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a California corporation ("Operating Company"). In consideration of the shares of Operating Company, Holding Company issued an aggregate of 5,000,000 shares of its common stock to Vitafort International Corporation ("Vitafort"), a publicly traded Delaware corporation, and the parent of Holding Company. Operating Company is now a wholly owned subsidiary of Holding Company and Vitafort, immediately following the issuance, became the majority stockholder of Holding Company, holding 62.5% of Holding Company's issued and outstanding common stock. As of December 31, 2000, Vitafort owns approximately 50% of Holding Company's outstanding stock.

        In connection with the transaction, the Holding Company also changed its name to "Hollywood Partners.com, Inc."

               Vitafort International Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 Summary of Accounting Policies (Continued)

NATURE OF THE COMPANY (continued)

        Immediately prior to the closing date of the transaction, there were 500,000 shares of Holding Company's common stock issued and outstanding. As part of the terms of agreement between Holding Company, Vitafort and Operating Company, Holding Company undertook a 6 to 1 forward split of its issued and outstanding common stock, so that at the time of closing and prior to issuance of the 5,000,000 shares of common stock to Vitafort there were 3,000,000 shares of common stock issued and outstanding. Concurrent with the closing, Holding Company filed a Restated and Amended Certificate of Incorporation with the Delaware Secretary of State effecting the stock split as well as:

- an increase in its authorized capitalization to 30,000,000 shares of common stock, par value $.001; an authorization, for the first time, of 5,000,000 shares of blank check preferred stock, par value $.001; and

-    authorizing a classified board of directors for Holding Company.

        For accounting purposes, the acquisition of the Operating Company by the Holding Company has been treated as a reverse acquisition in substance equivalent to the issuance of stock for the net monetary assets of the Holding Company accompanied by a recapitalization. The historical operating results reflected in the accompanying financial statements are those of the Operating Company as the Holding Company's operations were nominal.

        During the third quarter of 2000, HP formed a subsidiary, HOFP, as discussed above. HOFP was capitalized with 400,000 shares of Hollywood Partners stock. This sports marketing company was formed with the support of the Hall of Fame Players Association ("HOFPA") to exploit the images and likenesses of Pro Football Hall of Fame legends to corporate sponsors. The strategy was to create revenue for both the Hall of Fame members and HP through golf tournaments, licensing, original content syndication, event sponsorships, sports memorabilia, and corporate sponsorship.

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

               Vitafort International Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 Summary of Accounting Policies (Continued)

CASH AND CASH EQUIVALENTS

        Cash and cash equivalents are investments with original maturities of three months or less and short-term, highly liquid investments that are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.

CONCENTRATION OF CREDIT RISK

        The Company places its cash in what it believes to be credit worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.


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

INVENTORY

        Inventory consists of merchandise available for sale, packaging supplies and raw materials, and is stated at the lower of cost or market value. The Company utilizes the first-in, first-out identification method to record the cost of goods sold.

EQUIPMENT

        Equipment is comprised of manufacturing equipment, furniture, office equipment and computer equipment and is recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life not in excess of five years.

INTANGIBLE ASSETS

        Intangible assets are comprised of acquisition costs of Auburn Farms and Natures Warehouse trademarks, debt issuance costs and customer acquisition costs and are recorded at cost. The acquisition costs associated with trademarks are being amortized on a straight-line basis over twenty years. All other intangible assets are being amortized on a straight-line basis over periods not exceeding five years.

               Vitafort International Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 Summary of Accounting Policies (Continued)

        These assets are reviewed by management periodically and written down if necessary to the value of the future benefit expected to be derived. As of December 31, 2000, these assets were deemed impaired and were written off as expense in the consolidated statement of operations.

REVENUE RECOGNITION

        Product sales and related costs are recognized when the Company's products are shipped from the commercial warehouse used by the Company or the contract manufacturer to the customer. Revenues from Internet services are recognized when the service has been rendered.


ADVERTISING

        General costs are expenses as incurred or prepaid until the advertisement is published, at which time the related costs are expensed. Advertising expenses as were $138,132 and $76,040 as of December 31, 2000 and 1999, respectively.


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


LOSS PER SHARE

        Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") provides for the calculation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing loss allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the loss of an entity, such as stock options, warrants or convertible preferred stock. At December 31, 2000 and 1999, potentially dilutive securities were not included in the computation of diluted loss per share as the effect would be anti-dilutive.

               Vitafort International Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 Summary of Accounting Policies (Continued)

INCOME TAXES

        Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether it is more likely than not that the net deferred tax asset will be realized. The effect on deferred tax assets and liabilities of a change in the rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when management cannot determine whether it is more likely than not that the net deferred tax asset will be realized. The effect on deferred tax assets and liabilities of a change in the rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

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

        The carrying value of current and long-term debt approximates fair value as the related interest rate is variable and approximates market rates.

STOCK-BASED COMPENSATION

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net earnings and earnings per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

        The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

               Vitafort International Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 1 Summary of Accounting Policies (Continued)


        Transactions in which goods or services are received from non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

REPORTING COMPREHENSIVE INCOME

        Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company did not have any components of other comprehensive income or loss for the years ended December 31, 2000 and 1999; as such comprehensive loss of the Company is equivalent to the Company's net loss.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company operates in one business segment and does not have revenues from foreign operations.

NEW ACCOUNTING PRONOUNCEMENTS

        In the first quarter of 2000 the Financial Accounting Standards Board issued EITF 00-2, "Accounting for Web Site Development Costs," effective for fiscal quarters beginning after June 30, 2000. The standard establishes criteria for the accounting treatment of web site development costs, with respect to whether costs associated with the development and operation of web sites are to be capitalized or expensed as incurred. As of December 31, 2000, the Company has expensed all costs associated with the development and operation of its Websites as the Company did not believe that any amounts capitalized would be recoverable in future periods.

RECLASSIFICATIONS

Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

               Vitafort International Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 2 LIQUIDITY AND GOING CONCERN

        For the past several years, the Company has suffered recurring losses from operations. For the year ended December 31, 2000, the Company incurred a net loss of $4,775,760, had negative working capital of $1,956,345 and a stockholders' deficit of $1,803,538, as compared to a net loss of $1,058,591, working capital of $1,406,258 and stockholders' equity of $1,571,465 as of December 31, 1999. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

        During the current and prior year, the Company reduced its cost of sales by sourcing the manufacturing of a significant amount of its products from Mexico to obtain lower rates than compared with domestic manufacturers. The Company also introduced both new and reformulated products in 2000.


NOTE 3 MARKETABLE SECURITIES

        As of December 31, 1999, the Company owned 2,050 shares of Triple Tree Trust AG, a publicly traded Swiss corporation (TTT-SW), an affiliate of a related party. The marketable securities carrying amount and fair market value were $514,150. The Company recorded no realized or unrealized gain or loss on these securities as of December 31, 1999. The Company sold these shares during the year ended 2000 at a loss of $160,995, which is reflected in the consolidated statement of operations.

        As of December 31, 1999, the Company had other marketable securities with a fair value totaling $22,517 (based on quoted market prices) which were held as available-for-sale. The Company sold these securities during the year ended December 31, 2000, for a nominal gain.


NOTE 4 INVENTORY

     Inventory consists of the following:


                                               December 31,
                                         ----------------------
                                           2000          1999
                                         --------      --------
Finished goods                           $      -      $352,847
Packaging and raw material                      -       232,560
                                         --------      --------
                                         $      -      $585,407
                                         ========      ========

               Vitafort International Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 5 EQUIPMENT


                                                 December 31,
                                         -----------------------------
                                             2000              1999
                                         -----------       -----------
Manufacturing equipment                  $   106,019       $   106,019
Furniture and office equipment               109,654           109,654
Computer equipment                           322,225           270,588
                                         -----------       -----------

                                             537,898           486,261
   Less accumulated depreciation            (370,659)         (305,434)
                                         -----------       -----------
      Total equipment                    $   167,239       $   180,827
                                         ===========       ===========


        Depreciation expense for the years ended December 31, 2000 and 1999 was $65,225 and $63,463, respectively.


NOTE 6 INTANGIBLE ASSETS

        Intangible assets consists of the following:


                                                     December 31,
                                              ------------------------
                                                 2000           1999
                                              ---------      ---------
     Auburn Farms trademarks                      $   -      $ 311,254
     Customer acquisition costs                       -              -
     Deferred financing costs                         -              -
     Distribution rights                              -         93,686
     Goodwill                                         -        218,213
                                              ---------      ---------
                                                      -        623,153

     Less accumulated amortization                    -        (96,297)
                                              ---------      ---------

        Total intangible assets                   $   -      $ 526,856
                                              =========      =========


        During the year ended December 31, 2000, these intangible assets were deemed impaired and were expensed.

               Vitafort International Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 7 ACCRUED EXPENSES

        Accrued expenses consist of the following:


                                               December 31,
                                         --------------------------
                                             2000            1999
                                         ----------      ----------
Accrued compensation                     $  347,540      $  284,119
Accrued interest payable                     65,402          21,903
Accrued royalties                           105,717         103,036
Other accrued expenses                      524,022          60,475
                                         ----------      ----------
Total accrued expenses                   $1,042,681      $  469,533
                                         ==========      ==========


NOTE 8 NOTES PAYABLE

Credit Facility

        In August 1996, the Company entered into a revolving credit facility with Coast Business Credit ("Bank") that provided a credit line of up to $4,000,000 subject to certain covenants. Advances made to the Company under the facility were based on a certain percentage of eligible accounts receivable, as defined, and a certain percentage of eligible inventories, as defined. In June 1999, the Company paid off the balance of this line of credit, but the assets are still collateralized. As of December 31, 2000, the Company does not have a line of credit.

Inventory Financing

        During 1999, the Company exchanged 230,371 shares of its subsidiary, Hollywood Partners.com, Inc., to various unrelated parties in settlement of notes payable related to the purchase of inventories. The shares exchanged had minimal value on the Company's books. As such, the Company recognized a $921,482 gain on repayment of debt in 1999.

        Throughout 1998, the Company entered into purchase order financing agreements with accredited investors, which provided the Company with $995,000 to purchase inventory. These advances bear interest at 3% per month and are due as the related receivables are collected. In addition, several lenders received options to purchase 410,000 shares of the Company's common stock at $1.00 per share, which was fair market value at the time. The exercise price was later reduced to $0.10 and $0.085 reflecting a subsequent decline in the fair market value of the Company's common stock. The Company has pledged its inventory as collateral for these advances. During 1999, the Company repaid $320,000 of these advances in cash and repaid $250,000 of the advances plus accrued interest thereon with the issuance of 500,000 shares of the Company's common stock, having a total value of $131,750. The difference between the fair market value of the Company's common stock issued and the carrying value of the advances and accrued interest repaid resulted in an extraordinary gain to the Company of $143,250 (see Note 18). At December 31, 2000 and 1999, $199,362 and $220,262,
respectively, of these advances were outstanding.

               Vitafort International Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 8 NOTES PAYABLE (continued)

Convertible Notes Payable

        On December 31, 1999, 150,000 shares of Hollywood Partners.com were issued to the holders of the two convertible notes in payment of the principal amount of $600,000. These shares are restricted pursuant to Rule 144 and bear a legend. When the shares are sold or replaced by other free-trading unrestricted common stock of Hollywood Partners.com and sold, the amount of the proceeds, less normal brokerage fees (the "Net Proceeds"), will be disclosed to the Company. If the net proceeds are less than the $300,000, then the Company agrees to make up the shortfall by paying cash or issuing additional free-trading common stock. If the net proceeds realized are greater than $600,000, then the holders are entitled to retain all such net proceeds. As of December 31, 2000, neither party has sold the shares.

Other Notes Payable and Capital Lease Obligations

        Includes various notes to suppliers for $47,513, insurance financing of $13,819, and computer equipment financing in the amount of $27,786. The amount of insurance costs being financed by a financial institution has monthly payments of $6,347, bears interest at 8.92%, and matures in February 2001. The capital lease obligations monthly payments approximate $1,303 and bear interest at 10%, and mature in 2003. (See Note 13 -- Commitment and Contingencies.)


NOTE 9 LONG-TERM DEBT

        In 1999, the Company issued 1,235,857 shares of the Company's common stock in repayment of $543,775 of a related party long-term promissory note. The remaining balance of $1,521,225 was forgiven by the shareholder and was recorded as a contribution to capital by the Company, net of the non-cash unamortized financing cost.


NOTE 10 INCOME TAXES

     The components of the provision for income taxes is as follows:


        Current Tax Expense
           U. S. Federal                                  $          -
           State and Local                                           -
                                                           -----------
        Total Current                                                -
                                                           -----------

        Deferred Tax Expense
           U. S. Federal                                             -
           State and Local                                           -
                                                           -----------
        Total Deferred                                               -
                                                           -----------
        Total Tax Provision (Benefit) from
           Continuing Operations                           $         -
                                                           ===========


     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:


    Federal Income Tax Rate                                   (34.0)%
    Deferred Tax Charge (Credit)                                  -
    Effect on Valuation Allowance                              34.0%
    State Income Tax, Net of Federal Benefit                      -
                                                              ------

    Effective Income Tax Rate                                   0.0%
                                                              ======

        As of December 31, 2000, the Company had unused Federal and California net operating loss carryforwards of approximately $29,509,000 and $14,035,000, respectively, available to offset against future Federal taxable income and future California taxable income. The unused net operating loss and credit carryforwards expire in various amounts through the year 2020. In contrast to Federal net operating losses, only 50% of the California net-operating losses incurred subsequent to December 31, 1986 may be carried forward. The California net operating losses will expire in various amounts through the year 2004.

        Net deferred tax assets of approximately $10,855,000 and $8,829,000 at December 31, 2000 and 1999, respectively, resulting from net operating losses have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

               Vitafort International Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 10 INCOME TAXES (continued)

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


NOTE 11 STOCKHOLDERS' EQUITY

Convertible Preferred Stock

        Each share of Series B 10% cumulative convertible preferred stock is convertible into 1.667 shares of common stock, and cumulative convertible dividends of 10% per annum are payable annually commencing October 1992. The Series B 10% cumulative preferred stock has a liquidation preference of $50 per share plus all accrued and unpaid dividends. It is subject to optional redemption by the Company at any time at $50 per share plus accrued and unpaid dividends. Cumulative unpaid dividends amounted to $45,850 and $42,500 at December 31, 2000 and 1999, respectively.

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

1999

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

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 11 STOCKHOLDERS' EQUITY (continued)

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

2000

        The Company sold 1,275,000 shares of stock at prices ranging from $.25 to $.40 per share.

        The holders of 2,212,000 stock options and warrants exercised these options and warrants at prices ranging from $.02 to $.25 per share.

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 11 STOCKHOLDERS' EQUITY (Continued)

Common Stock (continued)

      The Company issued 12,500 shares of stock as compensation for services rendered. The Company valued this stock at an average of $2.74 per share, the fair market value at the dates of issue.

Hollywood Partners

        During January 2000, HP issued 70,000 warrants to purchase common shares and 25,000 common shares to various consultants in consideration for past and future services. The warrants were granted at an exercise price of $1.37 and expire three years from grant. 40,000 of the warrants were vested upon grant and 30,000 of the warrants will vest at discretion of the Board of Directors.

        During January 2000, HP issued 800,000 warrants, 100,000 warrants, 20,000 common shares, and 33,000 common shares respectively, to four strategic partners in consideration for past and future services. The stock warrants were granted at an exercise price of $1.37, were fully vested at time of grant, and expire three years from grant.

        During January 2000, HP added two persons to its Advisory Board who have special expertise, knowledge and contacts that are valuable for HP. HP offered each a package granting 25,000 stock options to purchase common shares at $1.37 per share vesting immediately upon grant. These options expire three years from date of grant. Based upon the fair market value of the common stock on the date of issuance, the HP recorded compensation expense of $2,300 during the first quarter of 2000. In February 2000, the HP added ten persons to its Advisory Board who were offered each a package granting 25,000 stock options to purchase common shares at $1.37 per share vesting immediately upon grant. These options expire three years from date of grant. Based upon the fair market value of the common stock on the date of issuance, HP recorded consulting expenses of $13,550 during the first quarter of 2000. During the second quarter, HP added two persons to its Advisory Board, who were each offered a package granting 25,000 warrants to purchase common shares at $3.125 per share, vesting immediately upon grant. These options expire three years from grant. During the fourth quarter of 2000, HP added one person to its Advisory Board and granted to him 25,000 stock options to purchase common shares at $1.09. As the Advisory Board did not provide services to HP, no consulting expense was recorded as of December 31, 2000.

        During 2000, HP issued 80,000 warrants to purchase common shares to various consultants in consideration for past and future services. 60,000 of the warrants were granted at an exercise price of $1.37, vested upon issuance and expire three years from grant. 20,000 of the warrants were granted at an exercise price of $5.00, vested immediately and expire three years from grant. Also, HP granted 20,000 warrants at an exercise price of $1.00 to a strategic partner to purchase common shares. HP also issued 90,000 shares for consulting services rendered at $1.37 per share.

        On January 13, 2000, HP issued 200,000 shares for services rendered to a controlling group of the pre-reverse merger entity Guideline Capital, as a condition precedent to the reverse merger which occurred in August 1999, and of which the related expense was incurred in August 1999. These shares were recorded at par value.

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 11 STOCKHOLDERS' EQUITY (Continued)

Common Stock (continued)

        During 2000, HP issued 520,000 shares of common stock to various investors at a price ranging from $0.50 to 1.37 and received in return approximately $377.000.

        During the third quarter, HP issued 150,000 warrants to Mediacom, Inc. to purchase common shares at $3.125 vesting immediately with a three-year term for consulting services. The value of the warrants was recorded as a charge to consulting expense of $328,500.

      Based on the fair market value of the common stock on the date of issuance and the fair value of the services performed, HP recorded total expense for the above transactions of approximately $617,000, including the Mediacom, Inc. consulting expense of $328,500 as noted above, for stock options, and warrants issued for services rendered as of December 31, 2000.

Contribution to Capital

        During 1999, a shareholder of Hollywood Partners.com, Inc. contributed approximately $2 million in cash to Hollywood Partners.com, Inc. Accordingly, the Company recorded its proportionate share of the contribution as a contribution to paid in capital Hollywood Partners.com.


NOTE 12 STOCK OPTIONS

Vitafort

        The 1989 Stock Option Plan, as amended (the "Plan") reserved 50,000 shares of common stock to grant either nonqualified or incentive stock options. All directors, officers, key employees and consultants to the Company or its subsidiaries are eligible under the terms of the Plan. Such options may not be granted at less than 100% of the fair market value at the date of grant (110% for an owner of 10% or more of the outstanding stock). Upon termination of service, the options, which an individual was entitled to exercise at the date of termination may be exercised at any time within six months of such termination.

        If an employee is terminated with cause, the options are canceled upon termination. As of December 31, 2000, no options are outstanding under this plan.

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

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 12 STOCK OPTIONS (continued)

        The Company has also granted stock options outside the Plans to other individuals, such as employees and consultants, in consideration for services performed. The options were granted at fair market value and at various terms and vesting periods. The following table on the next page summarizes all option activity for the years ended December 31, 2000 and 1999:

                                Number of Common Stock Options         Weighted
                               1995 Stock         Other Stock          Average
                              Option Plan            Options            Price
                              -----------         ------------         -------
Outstanding as of
  December 31, 1998            1,231,708             8,073,040          $.66
Granted                               --             8,411,000           .27
Exercised                             --            (3,698,687)          .51
Canceled                              --            (1,254,000)          .51
                              ----------          ------------          ----

Outstanding as of
  December 31, 1999            1,231,708            11,531,353          $.50
                              ----------          ------------          ----

Granted                               --                    --          $ --
Exercised                             --            (2,212,000)          .18
Canceled                              --            (2,496,769)          .86
                              ----------          ------------          ----

Outstanding as of
  December 31, 2000            1,231,708             6,822,584          $.15
                              ==========          ============          ====

  Exercisable as of
  December 31, 2000            1,231,708             6,822,584          $.15
                              ==========          ============          ====

      SFAS 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the employee options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option, using the Black-Scholes method, at the weighted-average assumption used for grants in fiscal 2000 and 1999: dividend yield of zero percent; expected volatility of 188% and 188 %, respectively; risk-free interest rate of 8 % and 8%, respectively; and an expected life of three to five years.

      The weighted average fair value of options granted during 1999 was $.25. There were no options granted during 2000.

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 12 STOCK OPTIONS (Continued)

     Under the accounting provisions of SFAS 123, the Company's net loss and loss per share for 2000 and 1999 would have been increased to the pro forma amounts indicated below:

Net loss                            2000                   1999
                                    ----                   ----
    As reported              $  (4,775,760)         $  (1,058,591)
    Pro forma                $  (4,775,760)         $  (1,327,923)

Basic loss per share

    As reported              $        (.23)         $        (.07)
    Pro forma                $        (.23)         $        (.09)

        Due to the fact that the Company's stock option programs vest over many years and additional awards may be made each year, the above pro forma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years of previous grants. The numbers above do not include the effect of options granted prior to 1995 that vest in the years presented.


         The following table summarizes information about stock options outstanding at December 31, 2000:

                                           Options
                                         Outstanding
                                         -----------
                                           Weighted                             Options Exercisable
                                           Average                         -----------------------------
                           Number          Remaining        Weighted         Number          Weighted
     Range of           Outstanding       Contractual       Average        Exercisable       Average
Exercisable Prices      At 12/31/00           Life       Exercise Price    at 12/31/00    Exercise Price
------------------      -----------       -----------    --------------    -----------    --------------
   $ 0.020 - $0.75       6,113,563            1.61          $ 0.06          4,440,084         $0.05

   $ 0.875 - $2.80         709,021             .12             .89            554,000           .89
                         ---------            ----          ------          ---------         -----
            Totals       6,822,584            2.36          $ 0.15          4,994,084         $0.14
                         =========            ====          ======          =========         =====

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 12 STOCK OPTIONS (continued)

Hollywood Partners

        In September 1999, the Hollywood Partners.com, Inc., a partially owned subsidiary of the Company adopted a Stock Option Plan (the "Plan") initially reserving an aggregate of 3,000,000 shares of HP's common stock (the "Available Shares") for issuance pursuant to the exercise of stock options ("Options") which may be granted to employees and consultants to the Company.

        The Plan provides for the granting at the discretion of the Board of Directors of both qualified incentive stock options and non-qualified stock options. Consultants may receive only non-qualified stock options. The maximum term of the stock options are three to five years and generally vest proportionately throughout the term of the option.

        The Company's option activity for the years ended December 31, 2000 and 1999 is as follows:

                                                      2000               1999
                                                  ----------          ---------
Options outstanding-beginning of the year          1,575,000                 --
Granted during the year                              556,000          1,575,000
Exercised during the year                           (120,000)                --
Canceled during the year                            (431,000)                --
                                                  ----------          ---------
Options outstanding-December 31, 2000              1,580,000          1,575,000
                                                  ==========          =========

Options exercisable at December 31, 2000           1,338,480            452,967
Weighted average exercise price                   $     1.15          $    1.07
Weighted average remaining life                   9.6 months          57 months

        All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 2000 and 1999. Had compensation cost for stock-based compensation been recorded based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2000 and 1999 would have been increased to the proforma amounts presented below:

                                2000               1999
                            -----------          ---------
Net loss:
  As reported               ($2,873,421)         ($857,052)
  Proforma                  ($3,060,671)         ($981,103)

Net loss per share:
  As reported                    ($0.35)            ($0.11)
  Proforma                       ($0.37)            ($0.13)

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 12 STOCK OPTIONS (continued)

        The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000 and 1999: expected life of 5 years, expected volatility of 0%, risk-free interest rate of 6.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2000 and 1999 was $0 and $.79, respectively.



NOTE 13 COMMITMENTS AND CONTINGENCIES

        On December 31, 1999, 150,000 shares of Hollywood Partners.com were issued to the holders of the two convertible notes in payment of the principal amount of $600,000. These shares are restricted pursuant to Rule 144 and bear a legend. When the shares are sold or replaced by other free-trading unrestricted common stock of Hollywood Partners.com and sold, the amount of the proceeds, less normal brokerage fees (the "Net Proceeds"), will be disclosed to the Company. If the net proceeds are less than the $300,000, then the Company agrees to make up the shortfall by paying cash or issuing additional free-trading common stock. If the net proceeds realized are greater than $600,000, then the holders are entitled to retain all such net proceeds. As of December 31, 2000, neither party has sold the shares.

        As of August 1, 1999, the Company entered into a two-year lease agreement for its office premises. The Company is obligated for a monthly rent of $8,800 through May 31, 2000 and $8,950 per month for the period June 1, 2000 through May 31, 2001.

        Rent expense was $137,235 and $118,686 for the years ended December 31, 2000 and 1999, respectively.

        The Company leases its computer equipment under several capital leases. Fixed assets under capital leases were $46,684 and $ 7,517, with related accumulated depreciation of $12,776 and $502, at December 31, 2000 and 1999, respectively. Depreciation expense related to such fixed assets is $12,274 and $502 as of December 31, 2000 and 1999, respectively.

        The future minimum annual aggregate rental payments required under the leases that have terms in excess of one year are as follows:

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 13 COMMITMENTS (Continued)

                                             Operating         Capital
Years ending December 31,                      Leases           Leases
                                             ---------         --------
2001                                          $ 44,750         $ 12,479
2002                                                --           12,479
2003                                                --            5,718
2004                                                --               --
2005                                                --               --
Thereafter                                          --               --
                                              --------         --------
Total Minimum Lease Payments                  $ 44,750         $ 30,676
                                              ========
Less:  Amounts Representing Interest                             (2,890)
                                                               --------
Present Value of Future Minimum Lease                          $ 27,786
Less Current Portion                                            (12,479)
                                                               --------
Total                                                          $ 15,307
                                                               ========

        Fixed assets under capital leases were $46,684, with related accumulated depreciation of $12,776 at December 31, 2000.

        The Company continues to be a licensee of certain food products, most significantly the Gravity Games Bar licensed from eMap USA and The Wizard of Oz line of marshmallows. The Company granted all of these products to Vitafort as Master Distributor for these products in exchange for a royalty based upon net sales of these products. As Master distributor, Vitafort is responsible for all manufacturing and distribution expenses, including the building and maintaining of inventory, billings and collections and working capital requirements. The Company remains responsible to the Licensor for certain minimum payments under the licenses held and for other contractual obligations.

        Due to the severe liquidity problems in the Company, the Board of Directors has authorized John Coppolino and Valerie Broadbent to enter into employment agreements with Hollywood Partners. Mr. Coppolino's employment agreement with the Company expired in September 2000. Mr. Coppolino has agreed to continue as President of Vitafort. The Company and Mr. Coppolino are in discussions at this time as to his compensation. The Company is in similar conversations with Valerie Broadbent as to her compensation for continuing in her duties as Corporate Secretary of Vitafort.


LITIGATION

          The Company has filed suit against the manufacturer of the peanut filling for Peanut Squeeze, Haarmann & Reimer. The Company is seeking damages for the manufacturer's inability to meet product specifications. As a result, the Company incurred significant damages including lost sales and shelf space, lost promotional costs and expenses associated with introducing and marketing Peanut Squeeze, and damage to the Company's distribution network of brokers and distributors. Haarmann & Reimer's motion to dismiss the complaint has been denied.

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 13 COMMITMENTS (continued)

        In addition, the Company is a party to legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied) that are typical for a company of its size and scope and financial condition, and none of these proceedings are believed to be material to its financial condition or results of operations.


NOTE 14 MAJOR CUSTOMERS

        The Company derived the following revenue from major customers, each of which provided 10% or more of total revenues during the year ended December 31, 2000 and 1999:

                                  2000             1999
                                --------         --------
Food Lion                       $112,000         $     --
Smart and Final                  104,000               --
Wal-Mart                              --          533,620
Bi-Lo                                 --          281,636
A-1 International, Inc.               --           45,820
                                --------         --------
   Total                        $216,000         $861,076
                                ========         ========


NOTE 15 RELATED PARTY TRANSACTIONS

        The Company entered into various related party transactions as follows:

        As of December 31, 1999, the Company owned 2,050 shares of Triple Tree Trust AG, a publicly traded Swiss corporation (TTT-SW), an affiliate of a related party. The marketable securities carrying amount and fair market value were $514,150. The Company recorded no realized or unrealized gain or loss on these securities as of December 31, 1999. The Company sold these shares during the year ended 2000 at a loss of $160,995, which is reflected in the consolidated statement of operations.

        In 1999, the Company issued 1,235,857 shares of the Company's common stock in repayment of $543,775 of a related party long-term promissory note. The remaining balance of $1,521,225 was forgiven by the shareholder and was recorded as a contribution to capital by the Company, net of the non-cash unamortized financing cost.

      During 1999, a shareholder of Hollywood Partners.com, Inc. contributed approximately $2 million in cash to Hollywood Partners.com, Inc. Accordingly, the Company recorded its proportionate share of the contribution as a contribution to paid in capital Hollywood Partners.com.

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 16 LITIGATION RECOVERY, NET OF COSTS

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


NOTE 17 FINANCING AGREEMENTS

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

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 17 FINANCING AGREEMENTS (continued)

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

        The Company borrowed $300,000 from each of Sov and Dom pursuant to a non-negotiable nine-month promissory note bearing interest at 8% per annum (the "Sov Note" and the "Dom Note"). These notes provide for their repayment, at the option of the Company, in registered common stock of the Company, which shall be valued at the then market for such stock. The Sov Note and the Dom Note provide for the issuance to each of Sov and Dom of 60,000 warrants which expire on December 31, 2003, half of which are exercisable at $.40 and half of which are exercisable at $.25. If the Company repays the Sov Note or the Dom Note with common stock, as provided in such notes, then the exercise price of the $.25 warrant is reduced to $.01.

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


NOTE 18 EXTRAORDINARY ITEM AND GAIN ON EXCHANGE OF SUBSIDIARY STOCK

        During the year ended December 31, 1999, the Company renegotiated certain accounts payable and notes payable resulting in a reduction of the amount due. The resulting decrease in the amounts due of $242,359, in addition to the $143,250 gain on forgiveness of debt discussed in Note 8, is reflected as an extraordinary gain on extinguishments of debt in the year ended December 31, 1999 statement of operations.

        As of December 31, 2000, the Company recorded an extraordinary gain of $213,291 as a result of the forgiveness of amounts due to vendors. The Company also recorded a $400,000 gain on the exchange of subsidiary stock as of December 31, 2000, as a result of an exchange of HP stock in settlement of notes payable. See Note 19 for effect on ownership of HP stock.


NOTE 19  INVESTMENT IN SUBSIDIARY

     At December 31, 2000, the Company owned 4,547,629 shares of Hollywood Partners.com (the parent of HP) which represents 44.2% of the outstanding shares of Hollywood Partners.com. The Company continues to consolidate Hollywood Partners.com, as it maintains controlling interest in the management of Hollywood Partners.com. The following represents the Company's percentage interest in Hollywood Partners.com during the year:


                                                                        Minority
                                            Vitafort                    Interest
                                            --------                   ---------
         January 1, 2000                      57.5%                      42.3%
         March 31, 2000                       55.5%                      44.5%
         June 30, 2000                        50.5%                      49.5%
         September 30, 2000                   49.9%                      50.1%
         December 31, 2000                    44.2%                      55.8%


NOTE 20 SUBSEQUENT EVENTS

        Due to the collapse of many Internet companies and the severe liquidity constraints, the Hollywood Partners has shut down and suspended its BigTimeHollywood.com and PlanetFree.com Websites and its basic Internet model that it incorporated in the fourth quarter of 1999 and the first three quarters of 2000.

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 20 SUBSEQUENT EVENTS (Continued)

        In January 2001 the Hollywood Partners entered into a binding letter of intent to acquire BambooBiz. In March 2001 BambooBiz asked for assistance from the directors and officers of the Company to help in raising capital. The Company responded by assisting in re-writing the business plan and by contacting and sending business plan packages to over 75 accredited investors to assist in capital formation. The Company had been assured that the deal had consummated between Hollywood Partners and BambooBiz. In March 2001, the Company received a letter from the president of BambooBiz, suggesting a massive change in the terms of the deal previously agreed to and publicly announced. At this time, the Company is exploring its options.

        Hollywood Partners was notified in January 2001 that the Hall of Fame Players Association ("HOFPA") does not want any funds that may be raised out of a previous offering memorandum to be released from escrow without the approval of HOFPA. In addition, they have requested other corporate non-public records. The Company disagreed with the requests of the letter. A series of letters followed from HOFPA or their counsel beginning a disagreement of conditions precedent between HOFPA and Hall of Fame Pro. These letters and subsequent letters caused the HOFP to suspend its capital formation efforts and most of its operations. A director resigned from the board of HOFP in January 2001. The president of HOFP resigned in March 2001. Dialog between certain members of the executive committee of HOFPA and management of HOFP occurred over most of the first quarter of 2001. No definitive understandings were reached. The Company received a letter from new counsel of HOFPA in March 2001 notifying HOFP and Hollywood Partners that the HOFPA Executive Committee has no intention of moving forward into a written agreement with the Company. In addition, the letter makes numerous allegations regarding the relationship between the parties. The Company vehemently denies these allegations and is in discussion with counsel.

        In March 2001, HP entered into an agreement with David Dadon and Giants Entertainment, Inc. and Very Mean Men, Inc. (collectively "Giants") to acquire 100% of the ownership of Very Mean Men, Inc., ("VMM"), a Nevada corporation. Giants represented that VMM's sole asset was a film intended for theatrical release entitled "Very Mean Men," a Baio/White production of a Tony Vitale film, starring Matthew Modine, Ben Gazzara, Charles Durning, Burt Young and Scott Baio, with Louise Fletcher and Martin Landau, directed by Tony Vitale. Under the agreement, HP was to have acquired all of the issued and outstanding securities of VMM in exchange for shares of convertible preferred stock of HP. Giants agreed to invest or cause an affiliate to invest $75,000 into the Company by purchasing 225,000 shares of common stock of the Company at $.30 per share. As of April 30, 2001, the Company had received approximately $22,000. Under the agreement with Giants Entertainment, HP also acquired a right of first refusal on an additional ten films which Giants represented to be owned by Giants directly or through subsidiaries. Differences have arisen between the parties and HP believes that Giants has not lived up to its representations, warranties and agreements. The parties are currently in discussions as to their differences and as to the status of the transaction.

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 20 SUBSEQUENT EVENTS (Continued)

          No assurance can be given that they will satisfactorily resolve their differences and, if not satisfactorily resolved, no assurances can be given that litigation between the parties will not result.

        In March 2001, the Chief Executive Officer of Hollywood Partners resigned; however, he remains as a Director, Chairman of the Advisory Board and Treasurer of Hollywood Partners.

        In January 2001, the Chairman of the Board was granted an option to purchase 1,350,000 shares of HP common stock at $0.50 per share. Such options vest 550,000 shares on January 4, 2001, 400,000 shares on January 4, 2002 and 400,000 shares on January 4, 2003. In January 2001, the President was granted an option to purchase 950,000 shares of HP common stock at $0.50 per share. Such options vest 450,000 shares on January 4, 2001, 250,000 shares on January 4, 2002 and 250,000 shares on January 4, 2003. In January 2001, the Chief Executive Officer was granted an option to purchase 650,000 shares of HP common stock at $0.50 per share. Such options vest 450,000 shares on January 4, 2001, 100,000 shares on January 4, 2002 and 100,000 shares on January 4, 2003. In January 2001, the Corporate Secretary / Chief Administrative Officer was granted an option to purchase 500,000 shares of HP common stock at $0.50 per share. Such options vest 200,000 shares on January 4, 2001, 150,000 shares on January 4, 2002 and 150,000 shares on January 4, 2003. All options exercise prices were equal to the fair market value of the stock at the date of grant.

        On January 3, 2001, the Company repriced all options currently held by the Chairman, the President, the Chief Administrative Officer, and a Director from the original exercise price to $.02 per share, the fair market value of the stock at that date.