Form 10QSB
period 2001-03-31
VITAFORT INTERNATIONAL CORP
filed 2001-06-25
CIK 857139

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-18438


                       VITAFORT INTERNATIONAL CORPORATION
              -----------------------------------------------------
              Exact name of Registrant as specified in its charter)


                DELAWARE                                 68-0110509
                --------                                 ----------
     (State or other Jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)


1800 AVENUE OF THE STARS, SUITE 480, LOS ANGELES, CA        90067
----------------------------------------------------    ------------
(Address of principal executive offices)                 (Zip Code)


                                 (310) 552-6393
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 of during the preceding twelve months ended December 31, 1997 (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                         Yes:  [X]       No:  [ ]
                             -------         ------

The number of shares of the Registrant's Common Stock, par value $.0001 per share outstanding on June 22, 2001 is 23,412,288.

                       VITAFORT INTERNATIONAL CORPORATION

                                    CONTENTS


                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


ITEM 1.  Consolidated Financial Statements:

         Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000............................3-4

         Statements of Operations (unaudited) -
         Three Month Periods Ended March 31, 20001 and 2000...........................................5

         Statement of Stockholders' Equity (unaudited) -
         Three Month Period Ended March 31, 2001......................................................6

         Statements of Cash Flows - (unaudited) -
         Three Month Periods Ended March 31, 2001 and 2000)...........................................7-8

         Notes to the Financial Statements (unaudited)................................................9-12


ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................13-15


                           PART II - OTHER INFORMATION


         Signature...................................................................................16


                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                         March 31,
                                                            2001          December 31,
                                                        (Unaudited)           2000
                                                        ------------      ------------
Current assets
  Cash and cash equivalents                               $ 24,079        $ 22,632
  Accounts receivable, less allowance
    for doubtful accounts of $112,562 and $110,376            --             4,338
  Prepaid expenses and other current assets                 53,097          70,899
                                                          --------        --------
    Total Current Assets                                    77,176          97,869

Equipment, net of accumulated depreciation
   of $388,000 and $370,659                                149,898         167,239


Other Assets                                                   875             875
                                                          --------        --------


  Total Assets                                            $227,949        $265,983
                                                          ========        ========




           See accompanying notes to consolidated financial statements

                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

                                                                                       March 31,
                                                                                          2001             December 31,
                                                                                      (Unaudited)              2000
                                                                                      ------------         ------------
Current liabilities
  Notes payable - other                                                               $    252,133         $    260,694
  Capital lease obligations - Current                                                       12,479               12,479
  Accounts payable                                                                         812,622              738,360
  Payroll taxes payable                                                                     10,391               18,041
  Accrued expenses                                                                       1,157,576            1,024,640
                                                                                      ------------         ------------
    Total Current Liabilities                                                            2,245,201            2,054,214

Capital lease obligation-long term                                                          15,307               15,307
                                                                                      ------------         ------------
    Total  liabilities                                                                   2,260,508            2,069,521

Minority Interest                                                                             --                   --

Stockholders' equity
  Series B, 10% cumulative convertible preferred stock, $.01 par value;
     authorized 110,000 shares; issued and outstanding 1,000 shares, aggregate
     liquidation preference of $50,000                                                          10                   10
  Series C, convertible preferred stock, $.01 par value;
     authorized 450 shares; issued and outstanding 50 shares,
     aggregate liquidation preference of $50,000                                                 1                    1

  Common stock, $.0001 par value; authorized 30,000,000 shares;
  issued and outstanding 20,986,788 and 20,986,788 shares                                    2,099                2,099

  Additional paid-in capital                                                            30,062,790           29,799,053

  Accumulated deficit                                                                  (32,032,559)         (31,604,701)
                                                                                      ------------         ------------

  Total Stockholders' Equity / (Deficit)                                                (2,032,559)          (1,803,538)
                                                                                      ------------         ------------


  Total Liabilities & Stockholders' Equity / (Deficit)                                $    227,949         $    265,983
                                                                                      ============         ============


           See accompanying notes to consolidated financial statements

                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         Three Months Ended
                                                                              March 31,
                                                                      2001                  2000
                                                                  ------------         ------------
Net revenues                                                      $       --           $    435,883

Cost of sales                                                             --                386,946
                                                                  ------------         ------------

      Gross profit                                                        --                 48,937
                                                                  ------------         ------------

Operating expenses
  Research and development                                               5,633               33,921
  Sales and marketing                                                   22,950              540,814
  General and administrative                                           469,939              850,410
                                                                  ------------         ------------
    Total operating expenses                                           498,522            1,425,145
                                                                  ------------         ------------

    Loss from operations                                              (498,522)          (1,376,208)

Other income / expense
  Other income  (expense)                                               16,639                 --
  Interest income                                                         --                  9,795
  Interest expense                                                     (10,875)             (11,250)
  Minority interest in Hollywood Partners.Com                             --                273,173
                                                                  ------------         ------------
    Total other income / expense                                         5,764              271,718

  Loss before income tax expense                                      (492,758)          (1,104,490)

Income tax expense                                                        --                  6,400
                                                                  ------------         ------------

Net loss after tax,  before extraordinary item                        (492,758)          (1,110,890)
Extraordinary item - forgiveness of debt                                  --                 42,520
                                                                  ------------         ------------

Net loss                                                          $   (492,758)        $ (1,068,370)
                                                                  ============         ============

Basic and diluted net loss per common share                       $      (0.02)        $      (0.06)

Basic and diluted  weighted average shares of common stock          20,986,788           18,020,505
                                                                  ============         ============


           See accompanying notes to consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        Three Months Ended March 31, 2001
                                   (Unaudited)



                                    Series B        Series C
                                  Convertible      Convertible
                               Preferred Stock   Preferred Stock      Common Stock      Additional
                            -------------------  ---------------  -------------------    Paid-In      Accumulated
                              Shares    Amount   Shares  Amount     Shares    Amount     Capital        Deficit       Total
                            --------- ---------  ------  -------  ----------  -------- -----------   ------------   ------------
Balance, January 1, 2001      1,000   $      10      50  $    1    20,986,788  $2,099  $ 29,799,053  $(31,604,701)  $ (1,803,538)


Warrants issued for
  services                                                                                   10,000                       10,000

Repriced options                                                                              1,650                       60,121


Contribution to paid-in
  capital by shareholder                                                                    252,087                      252,087

Net loss                                                                                                 (492,758)      (551,229)
                           --------   ---------   -----  ------  ------------  ------  ------------  ------------   ------------
Balance, March 31, 2001       1,000   $      10      50  $    1    20,986,788  $2,099  $ 30,062,790  $(32,097,459)  $ (2,032,559)
                           ========   =========   =====  ======  ============  ======  ============  ============   ============



         See accompanying notes to the consolidated financial statements

                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                     2001                2000
                                                                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                      $  (551,130)        $(1,068,370)
    Extraordinary gain                                                                   --               (42,520)
    Impairment of intangible assets                                                      --
    Depreciation and amortization                                                      17,341              25,600
    Allowance for doubtful accounts                                                     2,186              20,502
    Stock and options / warrants issued for services                                   70,121             344,916
    Minority interest in consolidated subsidiary                                      241,241            (273,173)
Adjustment to reconcile net loss to net cash used in operating activities:
      Changes in certain assets and liabilities:
        Accounts receivable                                                             4,338            (168,877)
        Inventory                                                                        --                79,949
        Prepaid expenses and other current assets                                      21,457             (27,072)
        Other assets                                                                   (3,655)             18,495
        Accounts payable and payroll taxes payable                                     66,612             (85,958)
        Accrued expenses                                                              132,936              30,590
                                                                                  -----------         -----------
         Net cash provided (used) in operating activities                               1,447          (1,145,918)
                                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of computer equipment                                                         --               (34,066)
  Proceeds from sale of marketable securities                                            --               536,667
                                                                                  -----------         -----------
         Net cash provided by investing activities                                       --               502,601
                                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of stock                                                        --               500,000
  Proceeds from notes payable                                                            --                11,568
  Repayment of notes payable-other                                                       --               (40,942)
                                                                                  -----------         -----------
         Cash and cash equivalents provided by  financing activities                     --               470,626
                                                                                  -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        1,447            (172,691)
CASH AND CASH EQUIVALENTS - BEGINNING                                                  22,632           1,119,153
                                                                                  -----------         -----------
CASH AND CASH EQUIVALENTS - ENDING                                                $    24,079         $   946,462
                                                                                  ===========         ===========




           See accompanying notes to consolidated financial statements

                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                      2001               2000
                                                                               -   -----------        -----------
Supplemental disclosure of cash flow information Cash paid during the period for:
    Interest                                                                        $     --          $  366,609
    Income taxes                                                                          --               3,534

Supplemental disclosure of non-cash operating, investing, and financing activities
    Stock issued for accounts and notes payable                                     $     --          $  208,197
    Stock issued for prepaid consulting services                                        10,000            38,619
    Options / warrants issued for prepaid consulting services                             --             140,753
    Stock issued for repayment of debt                                                    --             543,775
    Modification of options                                                             60,121              --
   Write-off of noncash financing charge                                                  --             220,300
    Stock exchanged in repayment of debt                                                  --           1,521,225
         Contribution to equity of subsidiary by shareholders allocated
                 to minority interest                                                  252,087           623,628





           See accompanying notes to consolidated financial statements

                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - GENERAL

     The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2000 and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

     As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 2000.

     Historically, Vitafort developed, marketed and distributed snack foods to the retail grocery trade, creating a wholly owned subsidiary, Visionary Brands, Inc., to execute this strategy. These products have been marketed under Company-developed brands such as "Peanut Squeeze," or licensed brands procured by Hollywood Partners.com, Inc. ("HP"), a subsidiary, such as "The Wizard of OZ" marshmallows. The Company developed these products from the actual conception of the product idea to the shipment of the product to the retailer. However, the Company has ceased all operations due to lack of capital.

     The Company has been exploring the possibility of utilizing the Hollywood Partners.com asset base to pursue potential mergers and acquisitions candidates. However, there are no guarantees that the Company will be able to acquire these companies and execute this strategy.

     In 2000, HP launched its Internet offerings with two Websites under a Hollywood Partners.com brand umbrella. Part of management's strategy was to use the Hollywood Partners.com brand as an "umbrella" to build, partner or acquire additional complementary Websites that offered unique content for its visitors. However, upon the launch of HP's Websites, both the public valuations of Internet companies and the business opportunities of Internet models began to collapse. This tightening of the financial markets for the majority of Internet companies inhibited HP's ability to raise capital. HP faced severe cash and liquidity problems resulting in the need to cut staff and overhead tremendously.

     In January 2001 HP entered into a binding letter of intent to acquire BambooBiz, LLC, a direct marketing company. HP also entered into a letter agreement with Pipeline Technologies, Inc., a software technology company, in late January 2001. In March 2001 BambooBiz asked for assistance from the directors and officers of HP to help in raising capital. HP responded by assisting in re-writing the business plan and by contacting and sending business plan packages to over 75 accredited investors to assist in capital formation. HP had been assured that the deal had consummated between Hollywood Partners and BambooBiz. In March 2001, HP received a letter from the president of BambooBiz, suggesting a massive change in the terms of the deal previously agreed to and publicly announced. Also in March 2001, Pipeline Technologies notified HP that it would finalize closing documents concurrent with BambooBiz executing its closing documents. At this time, HP is exploring its options.

                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     In March 2001, HP entered into an agreement to purchase Very Mean Men, Inc., a Nevada corporation, from Giants Entertainment ("GIANTS") and David Dadon ("DADON"). Differences have arisen between the parties regarding the transaction. HP believes that Giants and Dadon have breached their representations and warranties contained in the agreement. (See "Subsequent Events.")

     HP and its subsidiary, Hall of Fame Pro, Inc. ("HOFP"), were notified in January 2001 that the Hall of Fame Players Association ("HOFPA") does not want any funds that may be raised out of a previous offering memorandum to be released from escrow without the approval of HOFPA. In addition, they have requested other corporate non-public records. HP disagreed with the requests of the letter. A series of letters followed from HOFPA or their counsel beginning a disagreement of conditions precedent between HOFPA and its president, and Hall of Fame Pro. These letters and subsequent letters caused the HOFP to suspend its capital formation efforts and most of its operations. The President and a board member resigned in the first quarter. Dialog between certain members of the executive committee of HOFPA and management of HOFP occurred over most of the first quarter of 2001. No definitive understandings were reached. The Company received a letter from new counsel of HOFPA in March 2001 notifying HOFP and Hollywood Partners that the HOFPA Executive Committee has no intention of moving forward into a written agreement with the Company. In addition, the letter makes numerous allegations regarding the relationship between the parties. The Company vehemently denies these allegations and is in discussion with counsel. (See "Subsequent Events.")

NOTE 2 - LOSS PER SHARE

     For the three months ended March 31, 2001, basic and diluted loss per share has been computed using the weighted average number of common shares outstanding during the period. Dividends on cumulative preferred stock are not material.

NOTE 3 - INVENTORIES

     The Company has no inventory as of March 31, 2001.

NOTE 4 - STOCKHOLDERS' DEFICIT

     During the three month period ended March 31, 2001, the Company issued 500,000 warrants at a price of $.02 to a consultant of the company.

     In January 2001 the Board of Directors recognized the efforts of officers and directors, by issuing options for new shares and lowering the price of options currently held by officers and directors to $.02 per share. The cost of the repriced options were recorded in the consolidated statement of operations and statement of shareholders' deficit as of March 31, 2001.

     On January 3, 2001, the Board granted the Chairman of the Board an option to purchase 5,000,000 shares of common stock at an exercise price of $.02 per share, with vesting as of the date of grant. On January 3, 2001, the Board granted the President an option to purchase 3,000,000 shares of common stock at an exercise price of $.02 per share, with vesting as of the date of grant. On January 3, 2001, the Board granted the Corporate Secretary an option to purchase 1,000,000 shares of common stock at an exercise price of $.02 per share, with vesting as of the date of grant. On January 3, 2001, the Board

                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


granted a Director an option to purchase 1,000,000 shares of common stock at an exercise price of $.02 per share, with vesting as of the date of grant.

NOTE 5 - GOING CONCERN

     The Company has prepared the accompanying financial statements included herewith assuming that it will continue as a going concern. Although the Company raised additional capital in 2001, it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operations in order to remain a viable entity. The Company's auditors have included an explanatory paragraph in their report for the year ended December 31, 2000 indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6 - LITIGATION

     The Company has filed suit against the manufacturer of the peanut filling for Peanut Squeeze, Haarmann & Reimer. The Company is seeking damages for the manufacturer's inability to meet product specifications. As a result, the Company incurred significant damages including lost sales and shelf space, lost promotional costs and expenses associated with introducing and marketing Peanut Squeeze, and damage to the Company's distribution network of brokers and distributors. Haarmann & Reimer's motion to dismiss the complaint has been denied. The parties are in the midst of discovery, and a trial date has not yet been set. The Company intends to vigorously pursue the case. The Company has been successful in securing outside financing for the suit from a financing group named Company Research, Inc. who have committed to investing up to the $200,000 estimated budget for legal fees. If the Company is successful in the litigation, the Board will direct its attorneys to disburse any funds received as follows: Company Research, Inc. would receive their initial $200,000 investment and an additional $200,000; the Company would be repaid any expenses it had incurred in connection with the suit; and the balance would be split 50%-50% between Company Research and the Company.

     The Company is a party to a complaint it filed against Unishippers and is a party to a cross-complaint filed by Unishippers against the Company. Vitafort was successful in obtaining judgment against Unishippers in the approximate amount of $40,000. Unishippers was successful in obtaining a judgment against the Company in the approximate amount of $17,000. The matter is currently pending in the Court of Appeal. In order to protect the Company's interests in defending the Appeal, Mr. Beychok, the chairman, agreed to personally finance the litigation fees on behalf of the Company. As consideration for financing the case, the Board has recommended that the chairman be given first position on any funds received by the Company.

     On April 30, 2001 HP filed a Complaint in Superior Court of Los Angeles against Giants Entertainment, Inc., a Nevada corporation, NEWCO, Inc., a Nevada corporation, David Dadon, an individual, and Lydia Dadon, an individual ("Giants/Dadon"), alleging intentional misrepresentation/fraud, unfair business practices, injunctive relief, defamation, interference with prospective economic advantage, interference with existing contractual relations, breach of covenant of good faith and fair dealing. HP believes the suit has merit and intends to vigorously pursue its case. (See Note 7: "Subsequent Events.")

                VITAFORT INTERNATIONAL CORPORATION & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     On May 30, 2001 the Company, its officers and directors, and HP were served with a Complaint filed in Superior Court of Los Angeles by Giants Entertainment, Inc., a Delaware corporation, alleging damages for common counts for money lent, for open book account, for account stated, interference with prospective business advantage, and preliminary and permanent injunction. The Company and HP believe the Complaint is without merit and intends to vigorously pursue and defend against the alleged claims. Notwithstanding this belief and intent, this litigation is in its early stages and the Company has not yet responded as of the date of this filing. The outcome of any litigation is uncertain and no assurance can be given as to any result or impact upon the Company. (See Note 7:
"Subsequent Events.')

     The Company is a party to other legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied) that are typical for a company of its size and scope and financial condition, and none of these proceedings are believed to be material to its financial condition or results of operations.

NOTE 7 - SUBSEQUENT EVENTS

     In April 2001, HP was in contact with the Hall of Fame Players Association and began discussions relating to a separation agreement.

     HP is continuing to explore its options regarding the transactions with BambooBiz and Pipeline Technologies.

     On June 4, 2001, HP and Giants, David Dadon and Lydia Dadon entered into a Settlement Agreement and Mutual Release ("Agreement"). In addition, the parties have entered a Stipulation for Entry of Judgment in which HP has agreed to pay Giants a settlement sum not to exceed $35,000. As part of the Agreement, Giants/Dadon has agreed to dismiss its complaint with prejudice as to its officers and directors and the Company. HP has agreed to dismiss with prejudice its complaint against Giants/Dadon.

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

Three Months Ended March 30, 2001 and 2000

Results of Operations:

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

     In January 2001 HP entered into a binding letter of intent to acquire BambooBiz, LLC , a direct marketing company. HP also entered into a letter agreement with Pipeline Technologies, Inc., a software technology company, in late January 2001. In March 2001 BambooBiz asked for assistance from the directors and officers of HP to help in raising capital. HP responded by assisting in re-writing the business plan and by contacting and sending business plan packages to over 75 accredited investors to assist in capital formation. HP had been assured that the deal had consummated between Hollywood Partners and BambooBiz. In March 2001, HP received a letter from the president of BambooBiz, suggesting a massive change in the terms of the deal previously agreed to and publicly announced. Also in March 2001, Pipeline Technologies notified HP that it would finalize closing documents concurrent with BambooBiz executing its closing documents. At this time, HP is exploring its options. (See "Subsequent Events.")

     In March 2001, the Company entered into an agreement to purchase Very Mean Men, Inc., a Nevada corporation, from Giants Entertainment ("GIANTS") and David Dadon ("DADON"). Differences have arisen between the parties regarding the transaction. The Company believes that Giants and Dadon have breached their representations and warranties contained in the agreement. (See "Litigation" and "Subsequent Events.")

     The Company was notified in January 2001 that the Hall of Fame Players Association ("HOFPA") does not want any funds that may be raised out of a previous offering memorandum to be released from escrow without the approval of HOFPA. In addition, they have requested other corporate non-public records. The Company disagreed with the requests of the letter. A series of letters followed from HOFPA or their counsel beginning a disagreement of conditions precedent between HOFPA and its president, and Hall of Fame Pro. These letters and subsequent letters caused the HOFP to suspend its capital formation efforts and most of its operations. The President and a director resigned from the board in the first quarter. Dialog between certain members of the executive committee of HOFPA and management of HOFP occurred over most of the first quarter of 2001. No definitive understandings were reached. The Company received a letter from new counsel of HOFPA in March 2001 notifying HOFP and Hollywood Partners that the HOFPA Executive Committee has no intention of moving forward into a written agreement with the Company. In addition, the letter makes numerous allegations regarding the relationship between the parties. The Company vehemently denies these allegations and is in discussion with counsel.

Net Revenues:

     For the three months ended March 31, 2001, net sales were $0 compared to $435,883 for the same period in 2000, a decrease of $435,883 or 100%. The decrease in net revenues was due to the Company shutting down operations.

Gross Profit:

     For the three months ended March 31, 2001, gross profit was $0 compared to $48,937 for the three months ended March 31, 2000, a decrease of $48,937or 100%. Gross profit was 0% of net revenues for the quarter ended March 31, 2001, compared to 11% for the same period in 2000. The decrease in gross profit is due to the Company shutting down operations.

Research and Development:

     Total research and development expenses for product development in the quarter ended March 31, 2001 were $5,633 compared to $33,921 for the same period in 2000, a decrease of $28,288 or 83%. The decrease in research and development expenses is due primarily to reductions in development expenses for the Company Websites.

Sales and Marketing:

     Total sales and marketing expenses for the quarter ended March 31, 2001 were $22,950 compared to $540,814 for the three months ended March 31, 2000, a decrease of $517,864 or 96%. Decreased in expenses were primarily due to the absence of sales in the quarter and sweepstakes expenses prior to the shut down of operations, as compared to related to acquisition costs for "Peanut Squeeze" of $96,000, promotional expenses for the launch of the Gravity Bars of $136,000, Website development costs of $76,000, and employee cost of $160,000.

General and Administrative:

     For the quarter ended March 31, 2001, total general and administrative expenses were $528,410 compared to $850,410 for the same quarter ended March 31, 2000, a decrease of $322,000 or 38%. Significant cost reductions were achieved in the following areas: consulting expense of $162,000, and management and staff salaries of $160,000, due to decrease of staffing.

Other Income (Expense):

     Interest expenses decreased from $11,250 in the same quarter in 2000, to $10,875 in the quarter ended March 31, 2001, a change of $375 or 3 %.

Liquidity and Capital Resources:


                                                                 Three  Months Ended
                                                                      March 31,
                                                                2000              2000
                                                           -----------         -----------
Net Cash Provided (Used) in Operating Activities           $     1,447         $(1,145,918)
Net Cash Provided by Investing Activities                            0             502,601
Net Cash Provided by Financing Activities                            0             470,626
Working Capital (Deficit)                                   (2,168,025)          1,019,759



     The Company continues to suffer recurring losses from operations as of March 31, 2001 and has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a an explanatory paragraph to their opinion on the Company's December 31, 2000 financial statements, which indicates there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirements and launch new products, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to curtail operations.

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




                       VITAFORT INTERNATIONAL CORPORATION
                       ----------------------------------
                                    (Company)





                               /s/ John Coppolino
                         ------------------------------
                                  John Coppolino
                                    President


                               /s/ Fred Rigaud
                         ------------------------------
                                   Fred Rigaud
                         Acting Chief Financial Officer









                               Date: June 22, 2001