Form 10QSB
period 2001-06-30
VITAFORT INTERNATIONAL CORP
filed 2001-09-26
CIK 857139

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001


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


                                 (310) 552-0555
              (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve months ended December 31, 1998 (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                     Yes:   X         No:
                           ---            ---

The number of shares of the Registrant's Common Stock, par value $.001 per share outstanding on September 26, 2001 is 23,412,288.

                       VITAFORT INTERNATIONAL CORPORATION

                                    CONTENTS


                         PART 1 -- FINANCIAL INFORMATION

       ------------------------------------------------------------------


ITEM 1.    Consolidated Financial Statements:

     Balance Sheets
     June 30, 2001 (unaudited) and December 31, 2000 .......................  3

     Statements of Operations (unaudited)
     Three Month Periods Ended June 30, 2001 and 2000 ......................  4
     Six Month Periods Ended June 30, 2001 and 2000 ........................  4

     Statement of Stockholders' Deficiency (unaudited)
     Six Month Period Ended June 30, 2001 ..................................  5

     Statements of Cash Flows (unaudited)
     Six Month Periods Ended June 30, 2001 and 2000 ........................  6

     Notes to the Financial Statements .....................................  8-12


ITEM 2.

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................  13-16



                          PART II -- OTHER INFORMATION

       ------------------------------------------------------------------

Signature ..................................................................   17


                       VITAFORT INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,               December 31,
                                                                                     2001                    2000
                                                                                 ------------            -------------
                                                                                 (Unaudited)
            ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                  $         --            $      22,632
      Accounts receivable                                                                  --                    4,338
      Prepaid expenses and other current assets                                            --                   70,899
                                                                                 ------------            -------------
            Total current assets                                                           --                   97,869

Property and equipment, net of accumulated
depreciation of $390,659 and $370,659                                                 147,239                  167,239

Other assets                                                                              875                      875
                                                                                 ------------            -------------
                        TOTAL ASSETS                                             $    148,114            $     265,983
                                                                                 ============            =============


            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
      Bank overdraft                                                             $      7,321            $          --
      Accounts payable and accrued expenses                                         2,031,000                1,781,041
      Due to related parties                                                               --                       --
      Notes payable                                                                   260,694                  260,694
      Capital lease obligations, current portion                                       10,391                   12,479
                                                                                -------------            -------------
            Total current liabilities                                               2,309,406                2,054,214
Capital lease obligations - non current                                                15,307                   15,307
                                                                                -------------            -------------
            Total liabilities                                                       2,324,713                2,069,521
                                                                                -------------            -------------
Commitments and contingencies                                                              --                       --

STOCKHOLDERS' DEFICIENCY

Series B, Convertible preferred stock, Cumulative 10% - $0.01 par value;
110,000 shares authorized; 1,000 issued and outstanding                                    10                       10
Series C, Convertible  preferred stock, $0.01 par value; 450 shares
Authorized; 50 issued and outstanding                                                       1                        1
Common stock - $0.0001 par value; 30,000,000 shares authorized;
20,986,788  issued and outstanding                                                      2,099                    2,099
Additional paid-in capital                                                         30,062,790               29,799,053
Accumulated deficit                                                              (32,241,499)             (31,604,701)
                                                                                -------------            -------------
            Total stockholders' deficiency                                        (2,176,599)              (1,803,538)
                                                                                -------------            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $     148,114            $     265,983
                                                                                =============            =============

               The accompanying notes are an integral part of the
                       consolidated financial statement.

                       VITAFORT INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For the Three Months Ended       For the Six Months Ended
                                                             June 30,                          June 30,
                                                   ---------------------------     ---------------------------
                                                       2001            2000           2001              2000
                                                   -----------     -----------     -----------     -----------
NET SALES                                          $        --     $   286,078     $        --     $   721,961

COST OF SALES                                               --         398,227              --         785,173
                                                   -----------     -----------     -----------     -----------

GROSS PROFIT                                                --        (112,149)             --         (63,212)

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES                                118,076      (1,427,975)        616,598       2,853,120
                                                   -----------     -----------     -----------     -----------
LOSS FROM OPERATIONS                                  (118,076)     (1,540,124)       (616,598)     (2,916,332)
                                                   -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE)
     Interest income                                        --           7,770              --          17,564
     Interest expense                                   (9,325)         (5,625)        (20,200)        (29,674)
     Other income                                      (16,639)             --              --              --
                                                   -----------     -----------     -----------     -----------
          Total other income (expense), net            (25,964)          2,145         (20,200)        (12,110)
                                                   -----------     -----------     -----------     -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                (144,040)     (1,537,979)       (636,798)     (2,928,442)

PROVISION FOR INCOME TAXES                                  --          (6,400)             --           6,400
                                                   -----------     -----------     -----------     -----------

LOSS BEFORE PROVISION FOR MINORITY INTEREST AND
EXTRAORDINARY ITEM                                    (144,040)     (1,544,379)       (636,798)     (2,922,042)

MINORITY INTEREST                                           --         243,956              --         517,129

EXTRAORDINARY ITEM                                          --              --              --          42,520
                                                   -----------     -----------     -----------     -----------

NET LOSS                                           $  (144,040)    $(1,300,423)    $  (636,798)    $(2,362,393)
                                                   ===========     ===========     ===========     ===========
LOSS PER SHARE
     BASIC AND DILUTED                             $      (.02)    $      (.06)    $      (.06)    $      (.13)





                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                       VITAFORT INTERNATIONAL CORPORATION
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                         Six Months Ended June 30, 2001
                                   (Unaudited)



                                Preferred Stock  Preferred Stock     Common Stock      Additional                    Total
                                ---------------  ---------------  ------------------    Paid-in    Accumulated    Stockholders'
                                Shares   Amount  Shares   Amount    Shares    Amount    Capital       Deficit      Deficiency
                                ------   ------  ------   ------  ----------  ------  -----------  -------------  ------------
Balance at December 31, 2000     1,000     10      50        1    20,986,788  $2,099  $29,799,053  $(31,604,701)   $(1,803,538)

Issuance of stock for services      --     --      --       --            --      --       10,000            --         10,000

Cashless exercise of options        --     --      --       --            --      --        1,650            --          1,650

Exercise of warrants                --     --      --       --            --      --      252,087            --        252,087

Net loss (unaudited)                --     --      --       --            --      --           --      (636,798)      (636,798)
                                 -----   ----     ---      ---   -----------  ------  -----------  ------------    ------------

Balance at June 30, 2001
   (unaudited)                   1,000     10      50        1    20,986,788  $2,099  $30,062,790  $(32,241,499)   $(2,176,599)
                                 =====   ====     ===      ===   ===========  ======  ===========  ============    ============


                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                       VITAFORT INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For The Six Months Ended
                                                                                  June 30,
                                                                        ---------------------------
                                                                           2001            2000
                                                                        -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Reconciliation of net loss to net cash used
    in operating activities:
      Net loss                                                          $  (636,798)    $(1,105,142)
      Depreciation & amortization                                            20,000           4,487
      Bad debt expense                                                        2,186         178,348
      Inventory                                                                  --
      Stock issued for services                                              70,121
      Minority interest                                                     241,241
  Changes in operating assets and liabilities:
    Accounts receivable                                                       4,338        (161,645)
    Prepaid expenses and other current assets                                70,899          54,480
    Accounts payable and accrued expenses                                   203,803           7,257
    Payroll taxes payable                                                        --         (23,838)
    Other assets                                                             (3,655)         18,495
                                                                        -----------     -----------
Total cash and cash equivalents used in operating activities                (27,865)     (1,027,558)
                                                                        -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                             --         514,150
  Proceeds from sale of marketable securities
  Purchase of computer equipment                                                 --         (38,066)
                                                                        -----------     -----------
Total cash (used in) provided by investing activities                            --         476,084
                                                                        -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                             7,321              --
   Loan from related parties                                                     --        (101,889)
   Repayment of notes payable                                                (2,088)             --
   Proceeds from notes payable                                                   --         (46,116)
                                                                        -----------     -----------
Cash and cash equivalents provided by (used in) financing activities          5,233        (148,005)
                                                                        -----------     -----------
Increase (decrease) in cash and cash equivalents                            (22,632)       (699,479)
                                                                        -----------     -----------
Cash and cash equivalents, beginning of period                              (22,632)      1,086,585
                                                                        -----------     -----------
Cash and cash equivalents, end of period                                $        --     $   387,106
                                                                        ===========     ===========


                                                                          For The Six Months Ended
                                                                                 June 30,
                                                                         --------------------------
                                                                            2001            2000
                                                                         ----------      ----------
Supplemental disclosure of non-cash operating, investing, and financing activities
   Stock issued for accounts and notes payable                           $        -      $  208,197
   Stock issued for prepaid consulting services                              10,000          38,619
   Options issued for prepaid consulting services                                 -         140,753
   Stock issued for repayment of debt                                             -         543,775
   Modification of options                                                   60,121               -
   Write-off of noncash financing charge                                          -         220,300
   Stock exchanged in repayment of debt                                           -       1,521,225
     Contribution to equity of subsidiary by shareholders allocated
      to minority interest                                                  252,087         623,628


                   The accompanying notes are an integral part
                    of the consolidated financial statement.

                       VITAFORT INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- GENERAL

Nature of Operations

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2000.

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

Nature of Company

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

NOTE 1 -- GENERAL (Continued)

In January 2001 HP entered into a binding letter of intent to acquire BambooBiz, LLC, a direct marketing company. HP also entered into a letter agreement with Pipeline Technologies, Inc., a software technology company, in late January 2001. In March 2001, HP received a letter from the president of BambooBiz suggesting a massive change in the terms of the deal previously agreed to and publicly announced. Also in March 2001, Pipeline Technologies notified HP that it would finalize closing documents concurrent with BambooBiz executing its closing documents. At this time, HP is continuing to explore its options.

In the first quarter of 2001, HP was introduced to Giants Entertainment and David Dadon, the owner of the feature film, "Very Mean Men." Based on the owner's exchange of the multi-million dollar asset for preferred shares and his commitment of short-term equity financing, HP's Board of Directors felt that acquiring this film was in the best interest of the HP shareholders. However, differences arose between the parties regarding the transaction. During the second quarter, a Settlement Agreement was reached and the transaction has been terminated.

HP and its subsidiary, Hall of Fame Pro, Inc. ("HOFP"), were notified in January 2001 that the Hall of Fame Players Association ("HOFPA") has no intention of moving forward into a written agreement with HP. In addition, the letter makes numerous allegations regarding the relationship between the parties. HP vehemently denies these allegations. During the second quarter, a settlement proposal was received from counsel for HOFPA and HP is currently evaluating the proposal. HP anticipates negotiations will continue and a settlement will be reached in the near future.

Throughout the second quarter the Board of Directors of HP continued to evaluate potential merger candidates. In June 2001, HP announced that it had signed a Letter of Intent ("LOI") to merge with film producer and production executive Peter Hoffman's Seven Arts Pictures, with Mr. Hoffman to become CEO of HP upon the completion of the merger. Upon the signing of a definitive agreement with Seven Arts, a newly formed subsidiary of HP will continue Seven Arts' business as an independent production company engaged primarily in the development, financing, production and licensing of theatrical motion pictures for exhibition in domestic and international theatrical markets, and for later worldwide release in all media, including home video and pay and free television. (See "Subsequent Events.")

New Accounting Pronouncements

On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its consolidated financial position or results of operations.

NOTE 2 -- RELATED PARTY

Mel Beychok, father of Mark Beychok, has loaned the Company money to help cover basic overhead expenses.

NOTE 3 -- NOTES PAYABLE

As of June 30, 2001, a note in the amount of $737 is owed to a vendor of the Company. At December 31, 2000, the amount of $13,818 represents the current portion of insurance costs being financed by a financial institution. The note had monthly payments of $6,347, bore interest at 8.92%, and matured in February 2001.

In May 2001, HP issued a Convertible Note to an investor for $35,000, bearing interest at 10%, which is due 180 days after receipt of funds. The Holder of the Note has the option to convert it into shares of common stock of HP at any time at or after the close of business on the maturity date at 85% of the 20-day average closing bid for HP's common stock for the 20 days immediately preceding the conversion date, with a floor of $.15 per share.

NOTE 4-- COMMITMENTS

The Company leases its computer equipment under several capital leases. Fixed assets under capital leases were $46,684, with related accumulated depreciation of $16,670 and $12,776, at June 30, 2001 and December 31, 2000, respectively. Depreciation expense related to such fixed assets is $3,894 and $1,408 as of March 31, 2001 and 2000, respectively.

The future minimum annual aggregate rental payments required under these leases that have terms in excess of one year are as follows:

                                                                   Capital
                                                                    Leases
                                                                   --------
Years ending December 31,
2001                                                               $ 10,391
2002                                                                 12,479
2003                                                                  2,828
2004                                                                      -
2005                                                                      -
Thereafter                                                                -
                                                                   --------
Total Minimum Lease Payments                                       $ 25,698
Less:  Amounts Representing Interest                                 (2,680)
                                                                   --------
Present Value of Future Minimum Lease                              $ 23,018
                                                                   ========

NOTE 5 -- STOCKHOLDERS' DEFICIT

During the three month period ended June 30, 2001, the Company did not issue any warrants or options.

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

On January 3, 2001, the Board granted the Chairman of the Board an option to purchase 5,000,000 shares of common stock at an exercise price of $.02 per share, with vesting as of the date of grant. On January 3,

2001, the Board granted the President an option to purchase 3,000,000 shares of common stock at an exercise price of $.02 per share, with vesting as of the date of grant. On January 3, 2001, the Board granted the Corporate Secretary an option to purchase 1,000,000 shares of common stock at an exercise price of $.02 per share, with vesting as of the date of grant. On January 3, 2001, the Board granted a Director an option to purchase 1,000,000 shares of common stock at an exercise price of $.02 per share, with vesting as of the date of grant.

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

The Company is a party to a complaint it filed against Unishippers and is a party to a cross-complaint filed by Unishippers against the Company. Vitafort was successful in obtaining judgment against Unishippers in the approximate amount of $40,000. Unishippers was successful in obtaining a judgment against the Company in the approximate amount of $17,000. The matter is currently pending in the Court of Appeal. In order to protect the Company's interests in defending the Appeal, Mr. Beychok, the chairman, agreed to personally finance the litigation fees on behalf of the Company. As consideration for financing the case, the Board has agreed that the chairman be given first position on any outstanding money due the chairman by the Company on any funds received by the Company.

In April 2001, HP filed a Complaint in Superior Court of Los Angeles against Giants Entertainment, Inc., a Nevada corporation, NEWCO, Inc., a Nevada corporation, David Dadon, an individual, and Lydia Dadon, an individual ("Giants/Dadon"), alleging intentional misrepresentation/fraud, unfair business practices, injunctive relief, defamation, interference with prospective economic advantage, interference with existing contractual relations, breach of covenant of good faith and fair dealing. In May 2001, the Company, its officers and directors, and HP were served with a Complaint filed in Superior Court of Los Angeles by Giants Entertainment, Inc., a Delaware corporation, alleging damages for common counts for money lent, for open book account, for account stated, interference with prospective business advantage, and preliminary and permanent injunction. In June 2001, the parties entered into a settlement agreement whereby Giants has dismissed the suit with prejudice against the officers and directors of HP, and HP has entered into a stipulation for judgment for the amount of the settlement to Giants and has agreed to dismiss with prejudice its complaint against Giants/Dadon.

The Company is a party to other legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied) that are typical for a company of its size and scope and financial condition, and none of these proceedings are believed to be material to its financial condition or results of operations.

NOTE 7 - GOING CONCERN

The Company has prepared the accompanying financial statements included herewith assuming that it will continue as a going concern. The Company has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its potential future operations in order to remain a viable entity. The Company's auditors have included an explanatory paragraph in their report for the year ended December 31, 2000 indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 -- SUBSEQUENT EVENTS

The Letter of Intent between HP and Mr. Hoffman expired on August 15, 2001. HP had commitments for the capital to consummate the pending transaction with Peter Hoffman's Seven Arts Pictures. HP and Mr. Hoffman were in continuing discussions regarding completing the transaction; however, differences have arisen between the parties. Mr. Hoffman wanted material changes to the transaction that HP's Board of Directors felt were ____________________________________________.

The Chairman and Corporate Secretary continue to defer 100% of their compensation from the Company. The cash position remains extremely tight and management and consultants have deferred expenses whenever possible to maintain the Corporation.

In August 2001, the President of both the Company and HP resigned. However, he remains as a director of the Company and of HP.

In August 2001, the Company vacated its offices in Suite 480 and condensed its corporate headquarters to the smaller Suite 1130 it was previously leasing in the same building.

In August 2001, HP issued a Convertible Note to an investor for $50,000, bearing interest at 7%, which is due 180 days after receipt of funds. The Holder of the Note has the option to convert it into shares of common stock of HP at any time at or after the close of business on the maturity date at 85% of the 30-day average closing bid for HP's common stock for the 20 days immediately preceding the conversion date, with a floor of $.25 per share. As additional consideration for entering into this Note, Holder is to receive fifty thousand (50,000) shares of HP's common stock.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                   (Unaudited)

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB ("FORM 10-QSB") CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR OR OUR INDUSTRY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT THAN ANY EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS MAY BE CONTAINED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, PRESS RELEASES, AND WRITTEN OR ORAL PRESENTATIONS MADE BY OUR REPRESENTATIVES TO ANALYSTS, RATING AGENCIES, STOCKHOLDERS, NEWS ORGANIZATIONS AND OTHERS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "INTENDS," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," "CONTINUE," OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. SEE ALSO THE INFORMATION SET FORTH IN EXHIBIT 99.1 ON OUR FORM 8-K DATED JANUARY 21, 2000 TITLED "RISK FACTORS," INCORPORATED HEREIN TO THIS QUARTERLY REPORT.


Three Months and Six Months Ended June 30, 2001 and 2000

Results of Operations:

Vitafort continued to suffer from recurring losses in the second quarter of 2001, and the Company's subsidiary, Visionary Brands has ceased all manufacturing, distribution and marketing of its products. Due to the financial conditions of the Company, its co-packer relationships are extremely strained. Management continues to pursue its legal rights against Haarmann & Reimer, the manufacturer of the Company's "Peanut Squeeze" product. However, no assurances can be made that the Company will be successful in the litigation. Visionary Brands has suffered from severe bad will in the food industry due to the suspension of operations and the trade payables that are currently outstanding. Due to the lack of liquidity of HP.com, Vitafort has been unable to liquidate HP common shares owned by the Company to generate working capital. The Board is currently evaluating potential merger candidates for Vitafort, but to date no transactions have been concluded.

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

In January 2001 HP entered into a binding letter of intent to acquire BambooBiz, LLC, a direct marketing company. HP also entered into a letter agreement with Pipeline Technologies, Inc., a software technology company, in late January 2001. In March 2001, HP received a letter from the president of BambooBiz, suggesting a massive change in the terms of the deal previously agreed to and publicly announced. Also in March 2001, Pipeline Technologies notified HP that it would finalize closing documents concurrent with BambooBiz executing its closing documents. At this time, HP is continuing to explore its options.

In the first quarter of 2001, HP was introduced to Giants Entertainment and David Dadon, the owner of the feature film, "Very Mean Men." Based on the owner's exchange of the multi-million dollar asset for preferred shares and his commitment of short-term equity financing, HP's Board of Directors felt that acquiring this film was in the best interest of the HP shareholders. However, differences arose between the parties regarding the transaction. During the second quarter, a Settlement Agreement was reached and the transaction has been terminated.

In June 2001, HP announced the signing of a Letter of Intent ("LOI") to acquire certain assets of Seven Arts Pictures Limited ("Seven Arts"). Upon completion of a definitive agreement with Seven Arts, a newly formed subsidiary of HP will continue Seven Arts' business as an independent production company engaged primarily in the development, financing, production and licensing of theatrical motion pictures for exhibition in domestic and international theatrical markets, and for later worldwide release in all media, including home video and pay and free television.

In accordance with the terms of the LOI, HP intends to acquire: (a) The Seven Arts trade name to the extent controlled by Seven Arts; (b) Seven Arts' library of 20 projects currently in development; (c) The benefit of Seven Arts' "First Look" & "Overhead" contract with Paramount Pictures, subject to use of the proceeds thereof for Seven Arts' overhead in accordance with normal practices;
(d) Subject to completion, all rights of Seven Arts in and to a pending transaction regarding a sixteen picture "Put Deal" with Twentieth Century Fox; and (e) First option from Seven Arts to acquire their respective equity interest of Seven Arts in that certain completed film library. (See "Subsequent Events.")

Net Revenues:

For the three months ended June 30, 2001, net sales were $0 compared to $286,078 for the same period in 2000, an increase of $12,528 or 5%. The lack of in revenue was primarily due to the shut down of manufacturing and distribution of Peanut Squeeze and "The Wizard of Oz" marshmallows.

For the six months ended June 30, 2001, net sales were $0 compared to $721,961 for the same period in 2000, a decrease of $721,961 or 100%. This decrease was also due to the shut down of Peanut Squeeze and "The Wizard of Oz" marshmallows.

Gross Loss:

For the three months ended June 30, 2001, gross loss was $144,040 compared to $1,537,979 for the three months ended June 30, 2000. Gross loss was 100% of net revenues for the quarter ended June 30, 2001, compared to 39% for the same period in 2000. The gross loss in the second quarter was adversely affected by two key factors: The Company has no sales due to the shut down of Peanut Squeeze and the base overhead during mitigation of discontinuing operations and exploring other opportunities.

For the six months ended June 30, 2001, gross loss was $636,798 compared to $2,928,442 for the six months ended June 30, 2000, a decrease of $2,928,442. Gross loss was 100% of net revenues for the six months ended June 30, 2001 compared to 9% for the same period in 2000. The six month gross loss results was adversely affected by two key factors: The Company has no sales due to the shut down of Peanut Squeeze and the base overhead during mitigation of discontinuing operations and exploring other opportunities.

Research and Development:

Total research and development expenses for product development for the three months ended June 30, 2001 were $0 compared to $1,913 for the same period in 2000, a decrease of $1,913 or 100%. The decrease in research and development expenses is due primarily to the Company's shutting down manufacturing operations.

Total research and development expenses for product development for the six months ended June 30, 2001 were $5,633 compared to $35,834 for the same period in 2000, a decrease of $30,201 or 84%. The decrease in research and development expenses is due primarily to reductions in development expenses for the Company Websites.


Selling, General and Administrative:

For the three months ended June 30, 2001, total selling, general and administrative expenses were $118,076 compared to $1,427,975 for the three months ended June 30, 2000, a decrease of $1,309,899, or 92%. This was due to the shutdown of operations.

For the six months ended June 30, 2001, total selling, general and administrative expenses were $615,598 compared to $2,916,332 for the six months ended June 30, 2000, a decrease of $2,236,522, or 77%. This was due to the shutdown of operations.

Other Income (Expense):

For the three months ended June 30, 2001, other income and expenses were $(25,964) compared to $2,145 for the three months ended June 30 2000, an increase of $28,109, or 92%. This decrease was due to settlement purposes.

For the six months ended June 30, 2000, other income and expenses were ($_______) compared to ($12,110) for the six months ended June 30 2000, a decrease of $_______ or ___%. This decrease was due primarily to settlement purposes.

Liquidity and Capital Resources:

                                                                 Six Months Ended
                                                                     June 30,
                                                               2000           2000
                                                               ----           ----
Net Cash Used in Operating Activities                     $   (27,865)    $(1,590,368)
Net Cash Provided by Investing Activities                          --         486,131
Net Cash Provided by (Used in) Financing Activities             5,233         362,475
Working Capital                                           $(2,309,406)       (381,155)

The Company continues to suffer recurring losses from operations as of June 30, 2001 and has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion on the Company's December 31, 2000 financial statements, which indicates there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirements and launch new products, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to significantly curtail operations.

                          PART II -- OTHER INFORMATION


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




                       VITAFORT INTERNATIONAL CORPORATION
                                    (Company)





                                /s/ Mark Beychok
                   -------------------------------------------
                              Chairman of the Board



                            /s/ Valerie A. Broadbent
                   -------------------------------------------
                              Valerie A. Broadbent
                         Acting Chief Financial Officer









                            Date: September 26, 2001