Form 10QSB
period 2001-09-30
VITAFORT INTERNATIONAL CORP
filed 2001-11-14
CIK 857139

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2001


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ________ to ________



                         Commission File Number 0-18438


                       VITAFORT INTERNATIONAL CORPORATION
              -----------------------------------------------------
              Exact name of Registrant as specified in its charter)



          DELAWARE                                            68-0110509
-------------------------------                         ----------------------
(State or other Jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)


          1800 AVENUE OF THE STARS, SUITE 1130, LOS ANGELES, CA   90067
          -------------------------------------------------------------
                (Address of principal executive offices)      (Zip Code)


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

The number of shares of the Registrant's Common Stock, par value $.001 per share outstanding on November 13, 2001 is 23,412,288.
================================================================================

                       VITAFORT INTERNATIONAL CORPORATION

                                    CONTENTS



                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


ITEM 1.  Consolidated Financial Statements:

         Balance Sheets
         September 30, 2001 (unaudited) and December 31, 2000 ...........  3

         Statements of Operations (unaudited)
         Three Month Periods Ended September 30, 2001 and 2000 ..........  4
         Nine Month Periods Ended September 30, 2001 and 2000 ...........  4

         Statement of Stockholders' Deficiency (unaudited)
         Nine Month Period Ended September 30, 2001 .....................  5

         Statements of Cash Flows (unaudited)
         Nine Month Periods Ended September 30, 2001 and 2000 ...........  6-7

         Notes to the Financial Statements ..............................  8-13



ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ............................ 14-17



                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Signature................................................................  18

                       VITAFORT INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,     December 31,
                                                                        2001              2000
                                                                    ------------      ------------
                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS                       ------
    Cash and cash equivalents                                       $       --        $     22,632
    Accounts receivable                                                     --               4,338
    Prepaid expenses and other current assets                               --              70,899
                                                                    ------------      ------------
         Total current assets                                               --              97,869

Property and equipment, net of accumulated
depreciation of $400,659 and $370,659                                    137,239           167,239

Other assets                                                                 875               875
                                                                    ------------      ------------
         TOTAL ASSETS                                               $    138,114      $    265,983
                                                                    ============      ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES
    Bank overdraft                                                  $      3,522      $       --
    Accounts payable and accrued expenses                              2,300,000         1,781,041
    Due to related parties                                                  --                --
    Notes payable                                                        260,694           260,694
    Capital lease obligations, current portion                             8,303            12,479
                                                                    ------------      ------------
         Total current liabilities                                     2,572,519         2,054,214
Capital lease obligations - non current                                   15,307            15,307
                                                                    ------------      ------------
         Total liabilities                                             2,587,826         2,069,521
                                                                    ------------      ------------
Commitments and contingencies                                               --                --

STOCKHOLDERS' DEFICIENCY
Series B, Convertible preferred stock, Cumulative
   10% - $0.01 par value; 110,000 shares authorized;
   1,000 issued and outstanding                                               10                10
Series C, Convertible  preferred stock, $0.01 par value;
   450 shares Authorized; 50 issued and outstanding                            1                 1
Common stock - $0.0001 par value; 30,000,000 shares authorized;
   20,986,788 issued and outstanding                                       2,099             2,099
Additional paid-in capital                                            30,062,790        29,799,053
Accumulated deficit                                                  (32,514,612)      (31,604,701)
                                                                    ------------      ------------
         Total stockholders' deficiency                               (2,449,712)       (1,803,538)
                                                                    ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $    138,114      $    265,983
                                                                    ============      ============

                 The accompanying notes are an integral part of
                      the consolidated financial statement.

                       VITAFORT INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Three Months Ended           For the Nine Months Ended
                                                       September 30,                       September 30,
                                               ------------------------------      ------------------------------
                                                   2001              2000              2001              2000
                                               ------------      ------------      ------------      ------------
NET SALES                                      $       --        $    142,059      $       --        $    864,020

COST OF SALES                                          --             321,725              --           1,106,898
                                               ------------      ------------      ------------      ------------
GROSS PROFIT                                           --            (179,666)             --            (242,878)

SELLING, GENERAL AND                                263,788         1,542,203           880,386         4,395,324
                                               ------------      ------------      ------------      ------------
ADMINSTRATIVE EXPENSES

LOSS FROM OPERATIONS                               (263,788)       (1,721,869)         (880,386)       (4,638,202)
                                               ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE)
    Interest income                                    --               1,973              --              19,537
    Interest expense                                 (9,325)           (5,625)          (29,525)          (22,500)
    Minority interest in net loss
    of consolidated subsidiary                                        513,820                           1,030,949
                                               ------------      ------------      ------------      ------------
         Total other income (expense), net           (9,325)          510,168           (29,525)        1,027,986
                                               ------------      ------------      ------------      ------------


LOSS BEFORE PROVISION FOR INCOME TAXES             (273,113)       (1,211,701)         (909,911)       (3,610,216)

STATE INCOME TAX PROVISION                             --                --                --               6,400
                                               ------------      ------------      ------------      ------------

LOSS AFTER TAX BEFORE PROVISION FOR
MINORITY INTEREST AND EXRAORDINARY ITEM            (273,113)       (1,211,701)         (909,911)       (3,616,616)

MINORITY INTEREST                                                                          --

EXRAORDINARY ITEM                                      --                --                --              42,520
                                               ------------      ------------      ------------      ------------

NET LOSS                                       $   (273,113)     $ (1,211,701)     $   (909,911)     $ (3,574,096)
                                               ============      ============      ============      ============
LOSS PER SHARE
    BASIC AND DILUTED                          $       (.01)     $       (.06)     $       (.04)     $       (.18)





                 The accompanying notes are an integral part of
                      the consolidated financial statement.

                       VITAFORT INTERNATIONAL CORPORATION
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                      Nine Months Ended September 30, 2001
                                   (Unaudited)


                   Preferred Stock     Preferred Stock         Common Stock        Additional                          Total
                   ---------------     ---------------     -------------------       Paid-in        Accumulated    Stockholders'
                   Shares   Amount     Shares   Amount       Shares     Amount       Capital          Deficit        Deficiency
                   ------   ------     ------   ------     ----------   ------     -----------     ------------     -----------
Balance at
December 31, 2000   1,000       10         50        1     20,986,788   $2,099     $29,799,053     $(31,604,701)    $(1,803,538)

Issuance of stock
for services          --       --         --       --             --       --           10,000              --           10,000

Cashless exercise
of options            --       --         --       --             --       --            1,650              --            1,650

Exercise of
warrants              --       --         --       --             --       --          252,087              --          252,087

Net loss
(unaudited)           --       --         --       --             --       --              --          (909,911)       (909,911)
                   ------   ------     ------   ------     ----------   ------     -----------     ------------     -----------
Balance at
September 30,
2001 (unaudited)    1,000       10         50        1     20,986,788   $2,099     $30,062,790     $(32,514,612)    $(2,449,712)
                   ======   ======     ======   ======     ==========   ======     ===========     ============     ===========

                 The accompanying notes are an integral part of
                      the consolidated financial statement.

                       VITAFORT INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For The Nine Months Ended
                                                                            September 30,
                                                                   ------------------------------
                                                                       2001              2000
                                                                   ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Reconciliation of net loss to net cash used in operating activities:
        Net loss                                                   $   (909,911)     $ (3,574,096)
        Extraordinary gain                                                                (42,520)
        Depreciation & amortization                                      30,000            82,108
        Bad debt expense                                                  2,186            56,772
        Stock issued for services                                        70,121
        Minority interest                                               241,241        (1,030,949)
  Changes in operating assets and liabilities:
        Accounts receivable                                               4,338            62,450
        Inventories                                                        --             585,408
        Prepaid expenses and other current assets                        70,899           402,967
        Accounts payable and accrued expenses                           472,803           (84,904)
        Long term debt, less current portion                               --             (52,664)
        Income taxes payable                                               --             (23,838)
        Payroll taxes payable                                              --              18,495
        Accrued expenses                                                 (3,655)          194,810
                                                                   ------------      ------------
        Other assets
  Total cash and cash equivalents used in operating activities          (21,978)       (3,405,961)
                                                                   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of marketable securities                        --             536,667
        Purchase of computer equipment                                     --             (51,536)
                                                                   ------------      ------------
  Total cash (used in) provided by investing activities                    --             485,131
                                                                   ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of stock                                                 1,520,008
        Bank overdraft                                                    3,522              --
        Loan from related parties                                          --                --
        Repayment of notes payable                                       (4,176)          (34,224)
        Proceeds from notes payable                                        --             379,226
                                                                   ------------      ------------
  Cash and cash equivalents provided by (used in) financing
    activities                                                             (654)        1,865,010
                                                                   ------------      ------------
  Increase (decrease) in cash and cash equivalents                      (22,632)       (1,055,820)
                                                                   ------------      ------------
  Cash and cash equivalents, beginning of period                         22,632         1,119,153
                                                                   ------------      ------------
  Cash and cash equivalents, end of period                         $         --      $     63,333
                                                                   ============      ============

                                                                      For The Nine Months Ended
                                                                            September 30,
                                                                   ------------------------------
                                                                       2001              2000
                                                                   ------------      ------------
CASH PAID DURING THE YEAR FOR:
        Interest expense                                           $       --        $       --
                                                                   ============      ============
        Income taxes                                               $       --        $       --
                                                                   ============      ============
                                       6


                                                                      For The Nine Months Ended
                                                                            September 30,
                                                                   ------------------------------
                                                                       2001              2000
                                                                   ------------      ------------
Supplemental disclosure of non-cash operating,
  investing, and financing activities

    Stock issued for accounts and notes payable                    $       --        $    208,197

    Stock issued for prepaid consulting services                         10,000            38,619

    Options issued for prepaid consulting services                         --             140,753

    Stock issued for repayment of debt                                     --             543,775

    Modification of options                                              60,121              --

    Write-off of non-cash financing charge                                 --             220,300

    Stock exchanged in repayment of debt                                   --           1,521,225

    Contribution to equity of subsidiary by
      shareholders allocated to minority interest                       252,087           623,628



                 The accompanying notes are an integral part of
                      the consolidated financial statement.

                       VITAFORT INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE 1 - GENERAL

Nature of Operations
--------------------
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2000.

Basis of Consolidation
----------------------
The accompanying consolidated financial statements include the accounts of Vitafort International Corporation (the "Company") and its subsidiaries:
Visionary Brands, Inc., ("Visionary") (100% owned); Hollywood Partners.com, Inc. (50% owned) which owns 100% of Hollywood Partners (HP); Global International Sourcing, Inc. ("Global") (100% owned); Nutrifish Corporation ("Nutrifish") (90.5% owned); and Crystal Clear Farms ("CCF") (100% owned). HP owns 100% of Hall of Fame Pro, Inc. ("HOFP"), a subsidiary formed in the third quarter of 2000. Global, Nutrifish, and CCF are inactive subsidiaries. All intercompany accounts transactions have been eliminated.

Nature of Company
-----------------
The Company was incorporated on September 28, 1989 in the State of Delaware to succeed to the business of a California corporation of the same name, which was organized on February 7, 1986. Historically, Vitafort developed, marketed and distributed snack foods to the retail grocery trade, creating a wholly owned subsidiary, Visionary Brands, Inc., to execute this strategy. These products have been marketed under Company-developed brands such as "Peanut Squeeze," or licensed brands procured by Hollywood Partners.com, Inc. ("HP"), a subsidiary, such as "The Wizard of OZ" marshmallows. The Company developed these products from the actual conception of the product idea to the shipment of the product to the retailer. However, the Company has ceased all operations due to lack of capital.

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

In January 2001, HP entered into a binding letter of intent to acquire BambooBiz, LLC, a direct marketing company. HP also entered into a letter agreement with Pipeline Technologies, Inc., a software technology company, in late January 2001. In March 2001, HP received a letter from the president of BambooBiz suggesting a massive change in the terms of the deal previously agreed to and publicly announced. Also in March 2001, Pipeline Technologies notified HP that it would finalize closing documents concurrent with BambooBiz executing its closing documents. At this time, HP is continuing to explore its options.

                       VITAFORT INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - GENERAL (continued)

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

Throughout the second and third quarters, the Board of Directors of HP continued to evaluate potential merger candidates. In June 2001, HP announced that it had signed a Letter of Intent ("LOI") to merge with film producer and production executive Peter Hoffman's Seven Arts Pictures, with Mr. Hoffman to become CEO of HP upon the completion of the merger. Pursuant to its own terms, the LOI between HP and Peter Hoffman's Seven Arts Pictures expired on August 15, 2001. Although Mr. Hoffman remained in discussions subsequent to the termination date, the HP Board of Directors found Mr. Hoffman's terms to be fundamentally and materially different than originally contemplated and discussed. In September 2001, all discussions between the parties regarding the LOI ceased and the transaction contemplated by the LOI no longer is being pursued.

In August 2001, the Company vacated its offices in Suite 480 and condensed its corporate headquarters to the smaller Suite 1130 it was previously leasing in the same building.

In September 2001, John Coppolino resigned as President and a Director of the Company; Valerie Broadbent, Corporate Secretary and Acting CFO, was appointed as President and as a Director; Mel Beychok, father of Mark Beychok, was appointed as Chief Executive Officer and Chairman of the Board; and Mark Beychok resigned as Chairman but remains a consultant to the Company.

New Accounting Pronouncements
-----------------------------
On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

                       VITAFORT INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL (continued)

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

NOTE 2 - RELATED PARTY

Mel Beychok, President/CEO and Chairman, has loaned the Company money to help cover basic overhead expenses.

NOTE 3 - NOTES PAYABLE

As of September 30, 2001, a note in the amount of $737 is owed to a vendor of the Company. At December 31, 2000, the amount of $13,818 represents the current portion of insurance costs being financed by a financial institution. The note had monthly payments of $6,347, bore interest at 8.92%, and matured in February 2001.

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

NOTE 4 - COMMITMENTS

HP leases its computer equipment under several capital leases. Fixed assets under capital leases were $46,684, with related accumulated depreciation of $18,617 and $12,776, at September 30, 2001 and December 31, 2000, respectively. Depreciation expense related to such fixed assets is $5,841 and $1,408 as of September 30, 2001 and 2000, respectively.

The future minimum annual aggregate rental payments required under these leases that have terms in excess of one year are as follows:

                       VITAFORT INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS (continued)
                                                    Capital
Years ending December 31,                           Leases
                                                   --------
2001                                               $ 10,391
2002                                                 12,479
2003                                                  2,828
2004                                                    --
2005                                                    --
Thereafter                                              --
                                                   --------
Total Minimum Lease Payments                       $ 25,698
Less: Amounts Representing Interest                  (2,680)
                                                   --------
Present Value of Future Minimum Lease              $ 23,018
                                                   ========

NOTE 5 - STOCKHOLDERS' DEFICIT

During the nine month period ended September 30, 2001, the Company issued 500,000 warrants at a price of $.02 to a consultant of the company.

In January 2001 the Board of Directors recognized the efforts of officers and directors, by issuing options for new shares and lowering the price of options currently held by officers and directors to $.02 per share. The cost of the repriced options was recorded in the consolidated statement of operations and statement of shareholders' deficit as of March 31, 2001.

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

                       VITAFORT INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - LITIGATION (continued)

The Company intends to vigorously pursue the case. The Company has been successful in securing outside financing for the suit from a financing group named Company Research, Inc. who have committed to investing up to the $200,000 estimated budget for legal fees. If the Company is successful in the litigation, the Board will direct its attorneys to disburse any funds received as follows:
Company Research, Inc. would receive their initial $200,000 investment and an additional $200,000; the Company would be repaid any expenses it had incurred in connection with the suit; and the balance would be split 50%-50% between Company Research and the Company. In addition, as consideration for Mr. Mark Beychok continuing to provide consulting services and for Ms. Valerie Broadbent continuing in her officer positions on a deferred basis, for both of them being in arrears on compensation for over a year, and in seeking continuing and future services by both of them, the Board of Directors has issued each of them a lien security agreement on all money received by the Company from a successful litigation in the Haarmann & Reimer lawsuit until the outstanding and deferred money due Mr. Beychok and Ms. Broadbent is paid.

The Company is a party to a complaint it filed against Unishippers and is a party to a cross-complaint filed by Unishippers against the Company. Vitafort was successful in obtaining judgment against Unishippers in the approximate amount of $40,000. Unishippers was successful in obtaining a judgment against the Company in the approximate amount of $17,000. The matter is currently pending in the Court of Appeal. In order to protect the Company's interests in defending the Appeal, Mr. Mark Beychok, the then-chairman, agreed to personally finance the litigation fees on behalf of the Company. As consideration for financing the case, Mr. Beychok is to receive back the initial $3,000 he loaned the Company, plus an equal amount, plus any other expenses incurred with the lawsuit, with the remainder to be divided 50%-50% between Mr. Beychok and the Company. In addition, Mr. Beychok has a security agreement to lien all proceeds from the case until Mr. Beychok has been paid all deferred compensation and all outstanding expenses due him.

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

                       VITAFORT INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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



NOTE 8 - SUBSEQUENT EVENTS

The President/Corporate Secretary/Acting CFO continues to defer 100% of her compensation from the Company and consultants are not receiving compensation that is due. The cash position remains extremely tight and management and consultants have deferred expenses whenever possible to maintain the Corporation.

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

Three Months and Nine Months Ended September 30, 2001 and 2000
--------------------------------------------------------------

RESULTS OF OPERATIONS:

Vitafort continued to suffer from recurring losses in the third quarter of 2001, and the Company's subsidiary, Visionary Brands has ceased all manufacturing, distribution and marketing of its products. Due to the financial conditions of the Company, its co-packer relationships are extremely strained. Management continues to pursue its legal rights against Haarmann & Reimer, the manufacturer of the Company's "Peanut Squeeze" product. However, no assurances can be made that the Company will be successful in the litigation. Visionary Brands has suffered from severe bad will in the food industry due to the suspension of operations and the trade payables that are currently outstanding. Due to the lack of liquidity of HP.com, Vitafort has been unable to liquidate HP common shares owned by the Company to generate working capital. The Board is currently evaluating potential merger candidates for Vitafort, but to date no transactions have been concluded.

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

In January 2001, HP entered into a binding letter of intent to acquire BambooBiz, LLC, a direct marketing company. HP also entered into a letter agreement with Pipeline Technologies, Inc., a software technology company, in late January 2001. In March 2001, HP received a letter from the president of BambooBiz suggesting a massive change in the terms of the deal previously agreed to and publicly announced. Also in

March 2001, Pipeline Technologies notified HP that it would finalize closing documents concurrent with BambooBiz executing its closing documents. At this time, HP is continuing to explore its options.

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

Throughout the third quarter the Board of Directors of HP continued to evaluate potential merger candidates. In June 2001, HP announced that it had signed a Letter of Intent ("LOI") to merge with film producer and production executive Peter Hoffman's Seven Arts Pictures, with Mr. Hoffman to become CEO of HP upon the completion of the merger. Pursuant to its own terms, the LOI between HP and Peter Hoffman's Seven Arts Pictures expired on August 15, 2001. Although Mr. Hoffman remained in discussions subsequent to the termination date, the HP Board of Directors found Mr. Hoffman's terms to be fundamentally and materially different than originally contemplated and discussed. In September 2001, all discussions between the parties regarding the LOI ceased and the transaction contemplated by the LOI no longer is being pursued.

In August 2001, the Company vacated its offices in Suite 480 and condensed its corporate headquarters to the smaller Suite 1130 it was previously leasing in the same building.

In September 2001, John Coppolino resigned as President and a Director of the Company; Valerie Broadbent, Corporate Secretary and Acting CFO, was appointed as President and to the Board of Directors; Mel Beychok, father of Mark Beychok, was appointed as CEO and Chairman of the Board; Mark Beychok resigned as Chairman but remains as a consultant to the Company; and Benjamin Tabatchnick resigned as a Director.

NET REVENUES:

For the three months ended September 30, 2001, net sales were $0 compared to $142,059 for the same period in 2000, a decrease of $142,059 or 100%. The lack of in revenue was primarily due to the shut down of manufacturing and distribution of Peanut Squeeze and "The Wizard of Oz" marshmallows.

For the nine months ended September 30, 2001, net sales were $0 compared to $864,020 for the same period in 2000, a decrease of $864,020 or 100%. This decrease was also due to the shut down of Peanut Squeeze and "The Wizard of Oz" marshmallows.

GROSS LOSS:

For the three months ended September 30, 2001, gross loss was $144,040 compared to $1,537,979 for the three months ended September 30, 2000. Gross loss was 100% of net revenues for the quarter ended September 30, 2001, compared to 39% for the same period in 2000. The gross loss in the second quarter was adversely affected by two key factors: The Company has no sales due to the shut down of

Peanut Squeeze and the base overhead during mitigation of discontinuing operations and exploring other opportunities.

For the nine months ended September 30, 2001, gross loss was $636,798 compared to $2,928,442 for the nine months ended September 30, 2000, a decrease of $2,928,442. Gross loss was 100% of net revenues for the nine months ended September 30, 2001 compared to 9% for the same period in 2000. The nine month gross loss results was adversely affected by two key factors: The Company has no sales due to the shut down of Peanut Squeeze and the base overhead during mitigation of discontinuing operations and exploring other opportunities.

RESEARCH AND DEVELOPMENT:

Total research and development expenses for product development for the three months ended September 30, 2001 were $0 compared to $1,913 for the same period in 2000, a decrease of $1,913 or 100%. The decrease in research and development expenses is due primarily to the Company's shutting down manufacturing operations.

Total research and development expenses for product development for the nine months ended September 30, 2001 were $5,633 compared to $35,834 for the same period in 2000, a decrease of $30,201 or 84%. The decrease in research and development expenses is due primarily to reductions in development expenses for the Company Websites.

SELLING, GENERAL AND ADMINISTRATIVE:

For the three months ended September 30, 2001, total selling, general and administrative expenses were $118,076 compared to $($1,427,975) for the three months ended September 30, 2000, a decrease of $1,309,899, or 92%. This was due to the shutdown of operations.

For the nine months ended September 30, 2001, total selling, general and administrative expenses were $616,598 compared to $2,916,332 for the nine months ended September 30, 2000, a decrease of $2,236,522, or 77%. This was due to the shutdown of operations.

OTHER INCOME (EXPENSE):

For the three months ended September 30, 2001, other income and expenses were ($25,964) compared to $2,145 for the three months ended September 30 2000, an increase of $28,109, or 92%. This increase was due to settlement purposes.

For the nine months ended September 30, 2000, other income and expenses were ($20,200) compared to ($12,110) for the nine months ended September 30 2000, an increase of $8,090 or 40%. This increase was due primarily to settlement purposes.

LIQUIDITY AND CAPITAL RESOURCES:                         Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                         2001          2000
                                                     ------------  ------------
Net Cash Used in Operating Activities                $    (21,978) $ (3,405,961)
Net Cash Provided by Investing Activities                    --         485,131
Net Cash Provided by (Used in) Financing Activities          (654)    1,865,010
Working  Capital                                       (2,572,519)   (1,537,407)

The Company continues to suffer recurring losses from operations as of September 30, 2001 and has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion on the Company's December 31, 2000 financial statements, which indicates there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirements and launch new products, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to significantly curtail operations.

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




                                             VITAFORT INTERNATIONAL CORPORATION
                                             ----------------------------------
                                             (Company)




 Date: November 14, 2001                     /s/ Mel Beychok
                                             ----------------------------------
                                             Mel Beychok
                                             Chief Executive Officer



 Date: November 14, 2001                     /s/  Valerie A. Broadbent
                                             ----------------------------------
                                             Valerie A. Broadbent
                                             Acting Chief Financial Officer