Form 10KSB
period 2001-12-31
VITAFORT INTERNATIONAL CORP
filed 2002-05-17
CIK 857139

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2001

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           COMMISSION FILE NO. 0-18438


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

        1925 CENTURY PARK EAST, 5TH FLOOR, LOS ANGELES, CALIFORNIA 90067
               (Address of Principal Executive Offices) (Zip Code)

                                 (310) 364-3977
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

State issuer's revenues for its most recent fiscal year:  $0.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on May 15, 2002 was $152,812.

The number of shares outstanding of the issuer's common stock as of May 15, 2002 was 21,099,288.

Transitional Small Business Disclosure Format (check one):    Yes [ ]   No [X]
================================================================================

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


ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

Vitafort International Corporation (the "Company" or "Vitafort" or "Registrant") was formed as a California corporation in 1986, and reincorporated as a Delaware corporation in 1989 prior to its initial public offering. The Company was originally formed to develop value added foods and beverages for third parties. In 1993 Vitafort changed its strategic direction and began developing, distributing and marketing proprietary healthy snacks under Company owned brands. This business model was continued throughout the 1990's but discontinued in 2000 due to continuing losses. On September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, the Company exchanged all the issued and outstanding shares of Hollywood Partners, Inc., a California corporation that previously operated as a wholly owned subsidiary of Vitafort for 5,000,000 shares of a reporting shell which changed its name to Hollywood Partners.com, Inc. ("HP"). HP common stock is traded on the OTCBB (HLYP). Vitafort was the majority shareholder of HP through February 2002 when HP issued an aggregate of 39,300,000 shares of its common stock to various employees and consultants.
(See "Subsequent Events.")

With the spin out of HP and the transition to Visionary Brands as the grocery food and marketing company, Vitafort was positioned to announce its new strategic direction. Due to the significant losses caused by the quality control problems at the manufacturer of the Company's "Peanut Squeeze" product, Haarmann & Reimer ("H&R"), and the Company's inability to raise additional capital required to move the Company forward due to these losses, the Company has shut down all operations of Visionary Brands and has focused its resources on building its primary asset, the Company's HP subsidiary, which is described in more detail below. The Board of Directors of Vitafort has focused its efforts on creating value for the Vitafort shareholders by attempting to build value in HP through structuring strategic acquisitions that can be rolled into the subsidiary. The Board intends to leverage its ownership of HP to raise capital for Vitafort and facilitate a new business opportunity for the Company. For a complete update of HP, reference is made Hollywood Partners.com's Form 10-K filing for the year 2001.

VISIONARY BRANDS
----------------

Visionary Brands is currently inactive, the following description is included only because Visionary Brands was active during a part of 2000.

MANUFACTURING & WAREHOUSING

The Company manufactured its products by entering into agreements ("Co-Packer Agreements") with established food manufacturers ("co-packers"), who have the facilities, staff, quality assurance and process control programs for the production of their own products, as well as the Company's products. Co-packer relations are intended to enable the Company to secure the expertise of qualified food manufacturers with respect to the development, manufacture and packaging of the product. This arrangement is intended to achieve economies of scale in production and staffing requirements, while providing production flexibility to meet changes in product mix demanded by customers that the Company could not achieve on its own. Additionally, the Company benefits from the production experience and expertise of these companies while avoiding the capital outlays, staffing requirements, quality control, legal process requirements and other manufacturing costs and delays that the Company would encounter were it to attempt to manufacture its products utilizing its own facility. As described above, the Company experienced quality control problems with its co-packers.

DISTRIBUTION AGREEMENT

In October 1999, the Company entered into a Distribution Agreement ("Agreement") with Hollywood Partners.com that allowed Visionary Brands to continue to distribute licensed products to retailers across the country. HP no longer distributes licensed products and no future revenues will be realized from the Agreement.

THE RETAIL TRADE

The Company's retail distribution strategy was to target the following classes of trade: Supermarkets, mass merchandisers, drug stores, warehouse clubs, convenience stores, natural food stores, military commissaries and exchanges, sporting goods stores, health clubs, coffee houses and gourmet distributors.

INTELLECTUAL PROPERTY RIGHTS PROTECTION AND TRADEMARKS

The Company believed that its trademarks did afford it some degree of protection from competition and do allow it to differentiate its products from those of its competitors through brand loyalty and identity. There are, however, no assurances that such trademarks may offer significant protection from competitors or that the Company would be successful should litigation to protect such trademarks become necessary. The Company relied upon non-disclosure, secrecy agreements and its common law rights in order to protect its proprietary formulae, procedures, and other information. No assurance can be given that such steps will adequately protect the Company against competing products or that the Company will be able to adequately enforce its rights against third parties who may be utilizing the Company's proprietary formulae, procedures and other information.

GOVERNMENTAL REGULATION

In general, production, packaging, processing and labeling of food and beverage products are subject to various federal and state regulations. The Company relied upon the experience and expertise of its co-packers to assure compliance with applicable federal and state regulations. The Company believes that it was in compliance with all applicable governmental regulations.

RESEARCH AND DEVELOPMENT

The Company did not spend any amounts on research and development in 2001 and does not expect to incur such expenses in the future unless it enters a new line of business.

ENVIRONMENTAL REGULATION AND SEASONALITY

Management believes that the costs associated with compliance with environmental regulations did not impose a significant burden upon the Company's past operations. Management does not believe that the Company's business was seasonal to any significant extent.

EMPLOYEES

As of May 15, 2002, the Company had one employee and two part-time consultants.


HOLLYWOOD PARTNERS.COM
----------------------

THE COMPANY

Hollywood Partners.com, Inc. ("HP") is a holding company which was incorporated in Delaware in 1989 under the name Guideline Capital Corporation ("Guideline"). After its incorporation, Guideline engaged in the business of locating an acquisition. An acquisition was effected when, effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, Guideline acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a California corporation, which was a wholly owned subsidiary of Vitafort International Corporation (OTCBB: VRFT) ("VIC") and changed its name to Hollywood Partners.com, Inc. HP is presently engaged in the business of developing entertainment properties through its subsidiary, Avenue of the Stars Entertainment, Inc., a Nevada corporation ("AOSE"). While AOSE has retained several consultants with substantial experience in the entertainment industry and is seeking properties to develop, it has not yet identified the first intellectual property to acquire. At the same time, HP is seeking other, larger, company acquisition candidates which might realize the benefit of becoming a public company trading on the Over the Counter Bulletin Board ("OTCBB"). HP is presently in discussions with potential targets; however, it has not yet identified any such acquisition target.

Until the first quarter of 2001, HP was a marketing and promotions company using entertainment-themed Websites which presented both proprietary and sourced content, while seeking to build building relationships with Website visitors to collect their demographic and lifestyle information. HP's business model was to obtain revenues from many sources including sweepstakes sponsorships, Website sponsorships and allowing access to registered users who gave permission for us to send offers from marketing partners. This business model was abandoned and the various web-related businesses were discontinued in the first quarter of 2001.

Previous to its acquisition by HP, Hollywood Partners, Inc. was engaged primarily in the business of designing, manufacturing and distributing food products based upon brands licensed to its parent, Vitafort, from third parties, such as Jurassic Park: The Lost World(TM) and The Wizard of Oz(TM).

In late September 1999, HP initiated an internet based strategy when it launched its initial Website at www.hollywoodpartners.com. This Website was used to post and manage a number of sweepstakes contests for the benefit of various customers and partners, coming from industries such as food manufacturing, entertainment, publishing, sporting goods and concert promotion. In the second quarter of

2000, HP expanded its Internet offerings with two new Websites under a Hollywood Partners.com brand umbrella: PlanetFree.com - a sweepstakes Website designed to host sweepstakes and promotions for retailers and manufacturers who we believed were seeking a higher level of branding and capability to educate than generally offered on other sweepstakes Websites; and BigTimeHollywood.com - an e-magazine offering original content plus news, games and reference information about the entertainment industry, primarily focused toward movies and television. The features and other information provided on this Website were aimed to both entertain and inform the visitor about the entertainment industry, how it works and why.

Part of management's strategy was to use the Hollywood Partners.com brand as an "umbrella" to build, partner or acquire additional complementary Websites that offered unique content for our visitors. However, upon the launch of HP's Websites, both the public valuations of Internet companies and the business opportunities of Internet models began to collapse. This tightened the financial markets for the majority of Internet companies and inhibited HP's ability to raise capital. HP faced severe cash and liquidity problems resulting in the need to cut staff and overhead tremendously. Due to the collapse of many Internet companies and the severe liquidity constraints, HP shut down its BigTimeHollywood.com and PlanetFree.com Websites in 2000 and abandoned its Internet business model.

The Board of Directors began pursuing alternative business strategies.

In the fourth quarter of 2000 and the first quarter of 2001, the Company sought to acquire two companies as part of a strategy that would create immediate revenue for HP; one was a direct marketing company headquartered in Chicago, Illinois, and the other a software technology company located in Bismarck, North Dakota. In January 2001, HP entered into a binding letter agreement to acquire BambooBiz, LLC, the direct marketing company. HP also entered into a letter agreement with Pipeline Technologies, Inc., the software technology company, in late January 2001. In March 2001, HP was informed that BambooBiz would not proceed with the agreed upon acquisition structure and this plan was abandoned. Also in March 2001, Pipeline notified HP that it would finalize closing documents concurrent with BambooBiz executing its closing documents. At this time, HP is continuing to explore its options.

Throughout 2001, the Board of Directors of Hollywood Partners continued to explore various acquisition and strategic opportunities for HP. HP's subsidiary, Hall of Fame Pro, Inc., attempted to raise funding for the sports marketing subsidiary that was formed in the third quarter of 2000 to seek to market the likeness of former football stars in conjunction with the Hall of Fame Players Association and to sponsor events which would result in revenues for HP and benefits for retired football players. Challenging financial markets made this process very difficult to realize and it has been abandoned.

In the first quarter of 2001, HP was introduced to Giants Entertainment, the owner of a feature film, "Very Mean Men." In March 2001, HP announced the acquisition of the film. Based on the owner's exchange of all of the rights to the film Very Mean Men," a Baio/White production of a Tony Vitale film, starring Matthew Modine, Ben Gazzara, Charles Durning, Burt Young and Scott Baio, with Louise Fletcher and Martin Landau, for preferred shares and his commitment of short-term equity financing, the Board of Directors felt that acquiring this film was in the best interest of the HP shareholders. Management felt this acquisition would allow it to explore additional entertainment opportunities. However, irreconcilable differences arose between the parties regarding the transaction. During the second quarter, a Settlement Agreement was reached and the transaction was terminated.

In June 2001, HP signed a Letter of Intent ("LOI") to merge with film producer and production executive Peter Hoffman's Seven Arts Pictures, with Mr. Hoffman to become CEO of HP upon the completion of the merger. Pursuant to its terms, the LOI expired on August 15, 2001. Although Mr. Hoffman and HP continued discussions subsequent to the LOI's termination date, the Board of Directors determined that Mr. Hoffman's terms were fundamentally and materially different than originally contemplated and discussed and the merger, as available to HP, was not in the Company's shareholder's best interests. In September 2001, all discussions between the parties regarding the LOI ceased and the transaction contemplated by the LOI no longer is being pursued.

In October 2001, HP formed Avenue of the Stars Entertainment, Inc. ("AOSE") to further its efforts in the entertainment business. In November 2001, AOSE amended and restated its Articles of Incorporation to increase the number of authorized shares and to authorize the issuance of a Series A Preferred Stock. Through the issuance of the Series A Preferred Stock that is convertible into common shares of HP, HP was able to raise capital to fund its future operations. HP's shares in AOSE are pledged to the Preferred shareholders in AOSE and are held in escrow until such time as the shareholders convert their shares into common shares of HP. Also as part of the operating plan of this new subsidiary, in December 2001, HP hired a new chief executive officer, Nikolas Konstant. HP is a development, production, film financing company and has been exploring the acquisition of intellectual properties for the purpose of developing and structuring for future productions. HP is also seeking strategic investments for financing existing production projects, as well as projects that are looking for bridge financing or additional production capital. In addition to the day-to-day operations of the existing entertainment company, the chief executive officer has been empowered to seek a company acquisition or merger to further enhance the overall entertainment business vision.

SUBSEQUENT EVENTS

During the first quarter of 2002, the Company's ownership interest in HP was reduced to 10% when HP issued an aggregate of 23,300,000 shares of its common stock to various employees and consultants. For the year ending December 31, 2002, HP will be accounted for as an equity investment.

In February 2002, HP issued 16,000,000 shares of its common stock to the chief executive officer as part of his compensation pursuant to the terms of his employment agreement with HP.

In January 2002, the Company entered into a consulting agreement with Mel Beychok through December 31, 2003, which provides for a lump sum compensation payable in the form of up to 20,000,000 shares of the Company's common stock.

Vitafort continued to suffer from recurring losses in the first quarter of 2002, and the Company's subsidiary, Visionary Brands has ceased all manufacturing, distribution and marketing of its products. Management continues to pursue its legal rights against Haarmann & Reimer, the manufacturer of the Company's "Peanut Squeeze" product. However, no assurances can be made that the Company will be successful in the litigation. Visionary Brands has suffered from severe bad will in the food industry due to the suspension of operations and the trade payables that are currently outstanding. Due to the lack of liquidity of HP.com, Vitafort has been unable to liquidate HP common shares owned by the Company to generate working capital. The Board is currently evaluating potential merger candidates for Vitafort, but to date no transactions have been concluded.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive office consisted of a portion of 4,759 rentable square feet located at 1800 Avenue of the Stars, Los Angeles, California, which the Company subleased from Hollywood Partners.com, Inc. under a two year lease at a rate of $4,753 per month until the lease expired on May 31, 2001. The Company condensed its operations and remained in a small portion of the space it was previously leasing. In December 2001, the Company vacated its headquarter offices and is currently leasing an executive office suite at 1925 Century Park East, 5th Floor, Los Angeles, California.

ITEM 3. LEGAL PROCEEDINGS

The Company has filed suit against the manufacturer of the peanut filling for Peanut Squeeze, Haarmann & Reimer. The Company is seeking damages for the manufacturer's inability to meet product specifications. As a result, the Company incurred significant damages including lost sales and shelf space, lost promotional costs and expenses associated with introducing and marketing Peanut Squeeze, and damage to the Company's distribution network of brokers and distributors. Haarmann & Reimer's motion to dismiss the complaint has been denied. The lawsuit is proceeding and depositions are currently being taken.

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low closing bid prices for the common stock during the period January 1, 2000 to March 31, 2002, as reported on the Electronic Bulletin Board. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions:

                                               COMMON STOCK
                     PERIOD                 HIGH           LOW
              ------------------------ -------------- --------------
              1st Quarter 2000              0.77           0.31
              ------------------------ -------------- --------------
              2nd Quarter 2000              0.36           0.23
              ------------------------ -------------- --------------
              3rd Quarter 2000              0.24           0.07
              ------------------------ -------------- --------------
              4th Quarter 2000              0.08           0.02
              ------------------------ -------------- --------------
              1st Quarter 2001              0.06           0.02
              ------------------------ -------------- --------------
              2nd Quarter 2001              0.04           0.02
              ------------------------ -------------- --------------
              3rd Quarter 2001              0.03           0.01
              ------------------------ -------------- --------------
              4th Quarter 2001              0.02           0.01
              ------------------------ -------------- --------------
              1st Quarter 2002              0.02           0.01
              ------------------------ -------------- --------------


On May 15, 2002, the closing bid price for the common stock, as reported by the Over The Counter Electronic Bulletin Board, was $0.005.

At the close of business on May 15, 2002, there were approximately 548 holders of record of the common stock.

The Company has not paid any dividends on the common stock since inception and intends to retain any future earnings for the development of its business. Future dividends on the common stock, if any, will be dependent upon the Company's earnings, financial condition, the dividend priority of any preferred shares and other relevant factors as determined by its Board of Directors.

No dividends were paid on Series B Convertible Preferred Stock during 2000 or 2001. Cumulative unpaid dividends on the Series B Convertible Preferred Stock as of December 31, 2001 totaled $45,169. All unpaid dividends on the preferred stock must be paid before dividends can be paid on the Common Stock.

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


YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------

RESULTS OF OPERATIONS

VITAFORT
During 2000, due to quality control problems at the Company's manufacturer of "Peanut Squeeze," Haarmann & Reimer, the Company was forced to shut down production resulting in lost revenues and significant damages, including lost sales and shelf space, lost promotional costs and expenses associated with introducing and marketing Peanut Squeeze, and damage to the Company's distribution network of brokers and distributors. In addition, the resulting problems made it nearly impossible to raise the capital needed to continue operations during 2001. This resulted in severe losses throughout the year and significant damage to the Company's infrastructure.

In conjunction with Hollywood Partners.com, Visionary Brands introduced its latest product, "Gravity Games Energy Bar." This snack was unveiled at the Gravity Winter Games held at Mammoth Mountain, California in January 2000. The Gravity Games is a joint venture between NBC Sports Ventures, the business unit of NBC Sports, and eMap Petersen, Inc.

Visionary Brands began distribution of the Gravity Bar in February 2000. The product was introduced and tested at various retailers including Smart & Final, with over two hundred stores based in Los Angeles. However, the sales velocity was not on a par with the competition and the product was later discontinued. Management believes that the product taste was as good, if not better than the competition, but the Gravity Bar license was not strong enough to pull the product off the shelf without significant advertising and promotional spending. So, the product was put on hold until the Company could appropriate the investment needed to re-launch the product with a stronger license.

The Company also stopped production its other two product lines, "Toast N Jammers" all natural toaster pastries and "The Wizard of Oz" marshmallows.

During 2001, the Board elected to cut back overhead of the Company throughout the year and the current monthly cash expenses are severely decreased due to the drastic reduction in overhead.

VITAFORT
--------

NET REVENUES

In 2001 the net revenues of the Company were $0, compared to $881,977 in 2000. This decrease of $881,977 or 100% was primarily due to no sales of The Wizard of Oz marshmallows as the Company phased out distribution, and no sales of Peanut Squeeze caused by production problems.


GROSS LOSS

Gross loss in 2001 was $578, compared to a gross loss of $313,657 in 2000. This decrease of $313,079 was due to the reduced sales levels of the "The Wizard of Oz" brand products, which had a high profit margin and to closeout sales of aging inventories at prices below cost.

OPERATING EXPENSES

Research and Development
------------------------

In 2001, product research development expenses were $24,452, compared to $41,105 in 2000, a decrease of $16,653 or 40.5%. The reduction was primarily due to the Company's decision to curtail expenses in 2001 by closing its research and development. In 2000, expenses are related to the development of Websites for the Hollywood Partners.com, Inc. subsidiary of the Company.

Sales and Marketing
-------------------

Sales and marketing expenses were $20,727 in 2001 as compared to $1,890,908 in 2000. The decrease of $1,870,181 or 98.9% was primarily due to lower promotional expenses as the Company phased out its product distribution

General and Administrative
--------------------------

General and Administrative costs in 2001 were $1,189,160 compared to restated costs in 2000 of $3,724,567. This decrease of $2,535,407 or 68.1% is due to the severe curtailment of overhead and expenses.

INCOME TAXES

As of December 31, 2001, the Company had unused Federal and California net operating loss carryforwards of approximately $32,531,300 and $31,562,419 respectively, available to offset future Federal taxable income and future California taxable income. The unused net operating loss and credit carryforwards expire in various amounts through the year 2020. In contrast to Federal net operating losses, only 50% of the California net operating losses incurred subsequent to December 31, 1986 may be carried forward. The California net operating losses will expire in various amounts through the year 2004.

Net deferred tax assets of approximately $32,531,300 resulting from net operating losses have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

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

OTHER INCOME AND EXPENSE

Interest income was $1,859 in 2001 compared to $20,351 in 2000. The decrease of $18,492 or 90.8% is due to the decrease of the Company's cash position during the year.

Interest expense was $45,825 in 2001 compared to $29,117 in 2000. The increase of $16,708 or 57.4% is due to the increase in interest due on the convertible debentures outstanding.

Other expense was $42,910 in 2000 compared to other income of $0 in 2001. The prior year's expense relates primarily to a write-off of a bad debt.


LIQUIDITY AND CAPITAL RESOURCES
                                                              December 31,
                                                          2001          2000
                                                      -----------   -----------
  Net Cash Used In Operations                         $  (736,309)  $(2,637,771)
  Net Cash Provided (Used) in Investing Activities        (66,643)      324,035
  Net Cash Provided By Financing Activities             1,237,204     1,217,215
  Working Capital (Deficit)                            (2,499,244)   (1,914,052)

At December 31, 2001 the Company had cash of $456,884 as compared to $22,632 in 2000. This increase is due to an increase in investors investment in a subsidiary of HP.

During March and April 2000, the Company entered into a series of settlement agreements and releases with certain lenders to resolve all outstanding issues between them. The agreements were effective as of December 31, 1999, where under the Company resolved its outstanding issues with certain lenders by satisfying an aggregate of $1,510,560 of indebtedness, inclusive of accrued interest, through the issuance of an aggregate of 377,640 shares of restricted stock of its partially owned subsidiary, Hollywood Partners.com, Inc. These transactions were recorded in the Company's consolidated financial statements as of December 31, 1999. (See Note 11.) Two of the lenders agreed to make market purchases of an aggregate of 900,000 shares of the Company's common stock, during the period ending May 31, 2000, but in no event more than a combined total purchase of $750,000. The agreements require the lenders not to sell any of the shares until after they have purchased the entire amount of shares as required pursuant to the terms of the agreements. The two lenders also agreed not to sell, in any calendar month, more than 25% of the shares they purchased. Notwithstanding this 25% restriction, the lenders are not precluded from taking any action that would be necessary for them to meet their fiduciary responsibilities owed to their investors and/or shareholders.

The Company has suffered recurring losses from operations as of December 31, 2001. Although the Company received a contribution of $2,000,000 as part of the spin-off of Hollywood Partners, (see Note 16 to the Consolidated Financial Statements), it has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion which indicates there is substantial doubt about the Company's ability to continue as a going concern. See Note 1 to the Consolidated Financial Statements for additional information. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

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

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

     Name                             Age        Positions Held
     ----                             ---        --------------
     Mel Beychok                       73        Chairman of the Board / CEO
     Valerie A. Broadbent              63        Director / President /
                                                   Corporate Secretary / CFO
     Mark Beychok                      45        Chairman of the Board *
     John Coppolino                    41        Director and President **
     Benjamin Tabatchnick              49        Director ***

* Mark Beychok resigned as Chairman of the Board in September 2001. ** John Coppolino resigned as Director and President in September 2001. *** Benjamin Tabatchnick resigned as Director in September 2001.


Mel Beychok was elected as Chairman of the Board and Chief Executive Officer in September 2001. Mr. Beychok is a private investor with over forty years experience as an owner and operator of various food manufacturing, marketing and distribution companies whose products were sold to national retailers across the country such as Wal-Mart, Kroger, Safeway, American Food Stores, etc. Mr. Beychok has an extensive background in creating and developing brands and visionary companies.

Valerie A. Broadbent was elected as Secretary of the Company in February 1999. Ms. Broadbent began as Assistant to the COO/CFO in October 1997. Ms. Broadbent also serves as Director, President, Corporate Secretary and Chief Financial Officer of Hollywood Partners.com, Inc. Ms. Broadbent has over 30 years experience working in corporate administration and reporting to boards of directors, CEO's, CFO's and presidents of both public and private companies, including an extensive background interfacing with legal, financial and regulatory reporting agencies in the securities and banking industries.


ITEM 10: EXECUTIVE COMPENSATION

On October 1, 2001, the Company entered into a consulting agreement with Mel Beychok through December 31, 2001, which provides for a lump sum compensation payable in the form of up to 3,000,000 shares of the Company's common stock.

Due to the severe liquidity problems in the Company, the Board of Directors has authorized Mark Beychok and Valerie Broadbent to enter into consulting agreements for a term of two years with the Company commencing October 1, 2001. Mark Beychok's severance agreement with the Company expired in September 2001. Mr. Beychok has agreed to remain as a consultant to Vitafort at an annual monthly compensation of $8,000 per month which he has agreed to defer until the Company's cash position improves. Ms. Broadbent has agreed to remain as a consultant to Vitafort and serve as Director / President / Corporate Secretary / Chief Financial Officer at an annual monthly compensation of $4,000 per month which she has agreed to defer until the Company's cash position improves.

The following table sets forth certain information with respect to the compensation paid by the Company to Mel Beychok and Ms. Broadbent (the "named individuals") during 2001, 2000 and 1999:

                                    SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------
                                                                                     Securities
 Principal Position                                               Compensation    All Other Annual
 & Name                  Year     Salary           Other         Options / SARs      Underlying
----------------------- ------ ------------ ------------------ ------------------ ----------------
Chief Executive Officer  2001   $     -      3,000,000 shares       $     -                 -
Mel Beychok              2000         -              - (1)                -                 -
                         1999         -              -                    -                 -
----------------------- ------ ------------ ------------------ ------------------ ----------------
President / CFO  /       2001   $     -              -              $12,000(2)
Corporate Secretary      2000    50,000(3)           -                9,423(4)
Valerie A. Broadbent     1999    60,000              -                    -           400,000
--------------------------------------------------------------------------------------------------

(1) Mr. Beychok was granted 3,000,000 of the Company's common stock for consulting services through December 31, 2001. As of December 31, 2001, the shares have not been issued.
(2) Ms. Broadbent received $12,000 in consulting fees and is in arrears $12,000 in consulting fees due her.
(3) Ms. Broadbent received $40,520 in compensation, and is in arrears $9,480 in compensation due her.
(4) Comprised of $9,423 accrued vacation. Ms. Broadbent is in arrears $9,423 in accrued vacation due her.


STOCK OPTION PLAN

Vitafort International Corporation
----------------------------------

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

During 1995 Mr. Mark Beychok was granted an aggregate of 687,500 options under the Plan with an exercise price of $3.00. The exercise price of these options was reduced to $0.91 in May 1997. In November 1998, the Company reduced the exercise price of all outstanding options held by officers and directors to $.10, the then market price of the Company's common stock.

Hollywood Partners.com, Inc.
----------------------------

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

The following chart sets forth the options granted to directors and officers as of May 15, 2002:

-----------------------------------------------------------------------------------------
                                        Percent of total
                          Number of       options/SARs
                         securities        granted to
                         underlying        Directors       Exercise of
                        options/ SARs     and Officers      base price     Expiration
     Name                 granted           in 2001         ($/Share)         Date
---------------------- --------------- ------------------ ------------- -----------------
Mel Beychok                   0                00%            $0.00           None
---------------------- --------------- ------------------ ------------- -----------------
Valerie Broadbent         1,000,000            10%            $0.02      January 2, 2011
---------------------- --------------- ------------------ ------------- -----------------
Mark Beychok              5,000,000            50%            $0.02      January 2, 2011
---------------------- --------------- ------------------ ------------- -----------------
John Coppolino            3,000,000            30%            $0.02      January 2, 2011
---------------------- --------------- ------------------ ------------- -----------------
Benjamin Tabatchnick      1,000,000            10%            $0.02      January 2, 2011
-----------------------------------------------------------------------------------------

The following chart sets forth certain information with respect to options/warrants exercised during 2001 and outstanding as of May 15, 2002 to the named individuals:

-------------------- ------------- ---------- --------------- ---------------
                                               Number of         Value of
                                               Securities       Unexercised
                                               Underlying      In-the-Money
                                               Unexercised     Options/SAR's
                         Shares                Options/SARs      at FY-End
                        Acquired     Value     Exercisable/     Exercisable/
Name                  on Exercise   Realized   Unexercisable   Unexercisable
-------------------- ------------- ---------- --------------- ---------------
Mel Beychok                0         $  -0-        0 / 0         $ 0 / $ 0
-------------------- ------------- ---------- --------------- ---------------
-------------------- ------------- ---------- --------------- ---------------
Valerie Broadbent          0         $  -0-    1,425,000 / 0     $ 0 / $ 0
-------------------- ------------- ---------- --------------- ---------------

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the ownership of the common stock by each director and by entities or persons known to the Company to own beneficially in excess of 5% of such stock and by all officers and directors as a group, as of May 15, 2002. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.


Name and Address                         Number of Shares        Percentage of
of Beneficial Owner                      of Common Stock          Beneficial
Identity of Group                       Beneficially Owned         Ownership
-----------------                       ------------------         ---------
Mel Beychok (1)                            23,000,000(2)             37.5 %

Valerie A. Broadbent (1)                    1,475,000(3)              2.4 %

Mark Beychok (1)                            7,855,431(4)             12.8 %

John Coppolino (1)                          4,516,250(5)              7.4 %

Benjamin Tabatchnick (1)                    1,675,000(6)              2.8 %

Nikolas Konstant and                        7,000,000(7)             11.4 %
DYDX Consulting, LLC

All directors and officers as a group.
(5 persons)(2),(3),(4),(5) and (6)         38,521,681                62.8 %



(1) The address of these persons is 1925 Century Park East, 5th Floor, Los Angeles, California 90067.

(2) Includes (i) 3,000,000 shares that have been issued as part of a consulting agreement but are not yet issued; and (ii) 20,000,000 shares that have been issued as part of an employment agreement but are not yet issued.

(3) Includes (i) 25,000 shares underlying a currently exercisable option with an exercise price of $0.085 per share, expiring on October 29, 2003; (ii) 100,000 shares underlying a currently exercisable option with an exercise price of $0.33 expiring on July 1, 2004; (iii) 300,000 shares underlying a currently exercisable option, with an exercise price of $0.25 per share, expiring on October 21, 2004; (iv) 1,000,000 shares with a currently exercisable price of $0.02 per share, expiring on January 2, 2011; and (v) 50,000 shares issued through the exercise of options. Pursuant to Board of Director action on January 3, 2001, the exercise price on all of Ms. Broadbent's options was reduced to $.02 per share and all options were made exercisable as of that date.

(4) Includes (i) 130,625 shares underlying a currently exercisable option with an exercise price of $0.10 per share expiring on December 16, 2003; (ii) 100,000 shares underlying a currently exercisable option, expiring September 15, 2003, which has an exercise price of $0.10 per share; (iii) 100,000 shares underlying a currently exercisable option with an exercise price of $0.10 which expires on December 31, 2005; (iv) 100,000 shares underlying a currently exercisable option with an exercise price of $.10 which expires on December 31, 2005; (v) 450,000 shares underlying a currently exercisable option with an exercise price of $0.10 per share expiring September 3, 2005; (vi) 1,400,000 shares underlying a currently exercisable option with an exercise price of $.25 per share, expiring October 21, 2004; (vii) 5,000,000 shares underlying a currently exercisable option, with an exercise price of $.02 per share, expiring January 2, 2011; and
(viii) 574,806 shares currently issued through the exercise of options. Pursuant to Board of Director action on January 3, 2001, the exercise price on all of Mr. Beychok's options was reduced to $.02 per share and all options were made exercisable as of that date.

(5) Includes (i) 188,750 shares underlying a currently exercisable option with an exercise price of $0.10 per share expiring on September 19, 2002; (ii) 1,125,000 shares underlying a currently exercisable option with an exercise price of $.25 per share, expiring on October 21, 2004; (iii) 3,000,000 shares underlying a currently exercisable option, with an exercise price of $.02 per share, expiring January 2, 2011; and (vii) 202,500 shares currently issued through the exercise of options. Pursuant to Board of Director action on January 3, 2001, the exercise price on all of Mr. Coppolino's options was reduced to $.02 per share and all options were made exercisable as of that date.

(6) Includes (i) 275,000 shares underlying a currently exercisable option with an exercise price of $0.25 per share, expiring October 21, 2004; (ii) 1,000,000 shares underlying a currently exercisable option, with an exercise price of $.02 per share, expiring January 2, 2011; and (ii) 400,000 shares issued through the exercise of options at $.10 per share. Pursuant to Board of Director action on January 3, 2001, the exercise price on all of Mr. Tabatchnick's options was reduced to $.02 per share and all of Mr. Tabatchnick's options were made exercisable as of that date.

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

------------------------- ---------------------------------- -------------- ------------
Title of Class             Name and Address of                 Number of     Percentage
                           Beneficial Owner                   Shares Owned    Of Class
------------------------- ---------------------------------- -------------- ------------
                           Thomas Von Ledersteger
Series B Preferred Stock   23 Chemin des Meandres                 500            50%
                           CH-1287 Laconnex/GE, Switzerland
------------------------- ---------------------------------- -------------- ------------
                           Pictet et CIE
Series B Preferred Stock   29 Boulevard Georges Favon             500            50%
                           CH-1211 Geneva, Switzerland
------------------------- ---------------------------------- -------------- ------------
                           All officers and directors
Series B Preferred Stock   as a group (5 persons)                   0             0%
------------------------- ---------------------------------- -------------- ------------
1997 Series A              All officers and directors
Preferred Stock            as a group (5 persons)                   0             0%
------------------------- ---------------------------------- -------------- ------------

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

Ms. Broadbent is a director and an officer of both the Company and of Hollywood Partners. Ms. Broadbent has a consulting agreement with the Company and an employment agreement with Hollywood Partners. Ms. Broadbent is in arrears on receiving compensation due her from the Company and from Hollywood Partners.

Mark Beychok has a consulting agreement with the Company and with Hollywood Partners. Payment on these consulting agreements is in arrears. Mark Beychok resigned as Chief Executive Officer of the Company in February 2000 and is currently receiving his severance package from the Company; however, Mr. Beychok is in arrears on receiving severance compensation due him. Mr. Beychok's severance package with the Company has been extended for one year. Mr. Beychok has also loaned the Company approximately $28,000 to help cover overhead expenses.

In March and April 2001, Mel Beychok, father of Mark Beychok, loaned the Company money to help cover overhead expenses such as rent and telephones. As consideration for the loan, Mel Beychok has received a convertible debenture for up to $20,000 that converts into equity at Mel Beychok's option at one cent ($.01) per share.

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

     10.23 Form of Escrow Agreement by and among the Registrant, Gilford Securities Corp., and certain stockholders of Registrant(i)
     10.24 Promissory Note, made November 21, 1989, by Nutrifish Corporation and payable to Joseph R. Daly(i)
     10.25 Right of First Refusal Agreement, dated November 21, 1989, between Nutrifish Corporation and Joseph R. Daly(i)
     10.26 Production License Agreement for Nutrifish Norwegian Salmon, dated February 2, 1990, between Nutrifish Corporation and Norwegian Seafoods, Inc.(ii)
     10.27 Test Market Agreement, dated December 19, 1989, between International Multifoods Corporation and the Registrant.(ii)
     10.28 Amendment, dated as of December 19, 1989, to the Product Development Agreement between International Multifoods Corporation and the Registrant.(ii)
     10.29 Consulting Agreement, dated February 21, 1990, between the Registrant and Joseph R. Daly.(ii)
     10.30 License Agreement between the Registrant and Nulaid Foods, Inc., dated April 30, 1990.(ii)
     10.31 License Agreement between the Registrant and Vitafort Latin America, dated July 30, 1990.(ii)
     10.32 Termination Agreement between the Registrant and Jeffrey D. Lewenthal, dated September 12, 1990.(ii)
     10.33 Settlement Agreement and Full Release between Nicholas J. Caputo and Registrant, dated October 4, 1990.(ii)
     10.34 Employment Agreement between the Registrant and Stephen D. Clow, dated December 1, 1990.(ii)
     10.35 Employment Agreement between the Registrant and Frank A. Corsini, dated January 2, 1991.(ii)
     10.36 Stock Option Agreement between the Registrant and Stephen D. Clow, dated January 2, 1991.(ii)
     10.37 Stock Option Agreement between the Registrant and Frank A. Corsini, dated January 2, 1991.(ii)
     10.38 Letter Agreement, dated February 1, 1991, amending Consulting Agreement between the Registrant and Joseph R. Daly.(ii)
     10.39 Letter Agreement, dated March 12, 1991, between the Registrant and Joseph R. Daly regarding debt reorganization.(ii)
     10.40 Consulting Agreement between Norman Kretchmer, MD., Ph.D., and the Registrant, dated December 20, 1988.(ii)
     10.41 Settlement Agreement between the Registrant and PowerBurst Corporation, dated September 23, 1991.(ii)
     10.42 Subscription Agreement between the Registrant and Societe Anonyme Financier Industrielle et Garantie, dated November 1, 1991. Incorporated by reference to Exhibit 1 to the Registrant's Report on Form 8-K dated November 1, 1991.
     10.43 Exclusive Distribution Agreement between Registrant and Chicago Fish House, dated June 13, 1991.(ii)
     10.44     Larry Lucas Settlement Agreement, dated March 25, 1993.(v)
     10.45     Frank Corsini, Separation Agreement, dated May 18, 1993.(v)
     10.46 Agreement dated October 5, 1993 between the Registrant and Second Nature Technologies, Inc.(iii)
     10.47     Food and Beverage Technology Agreement(iii)
     10.48 Asset Purchase and Sale Agreement, dated as of June 7, 1993 by and among Crystal Clear Farms, Inc., a Maine corporation, the Registrant and Salmon Distribution Subsidiary, Inc. a Maine corporation which was formerly known as Crystal Clear Farms, Inc.(iv)
     10.49 Temporary Operating Agreement dated June 7, 1993 by and among Samuel L. Thompson & Associates, Inc., a Maine corporation, the Registrant and Crystal Clear Farms, Inc. a Maine corporation (now known as Salmon distribution Subsidiary, Inc.)(iv)

     10.50 Non-Competition Agreement dated July 27, 1993 by and between the Registrant and Crystal clear farms, Inc., a Maine corporation.
               (iv)
     10.51 Employment Agreement dated as of November 29, 1993, between the Registrant and Steven Westlund. Incorporated by reference to exhibit 99.01 to Form S-8 filed by the Registrant on March 4, 1994 (the "1994 S-8").
     10.52 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Steven Westlund. Incorporated by reference to exhibit 99.02 to the 1994 S-8.
     10.53 Stock Option Agreement dated as of September 15, 1993 between the Registrant and Steven Westlund. Incorporated by reference to exhibit 99.03 to 1994 S-8.
     10.54 Employment Agreement dated as of November 29, 1993 between the Registrant and Peter Benz. Incorporated by reference to exhibit
               99.04 to 1994 S-8.
     10.55 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Peter Benz. Incorporated by reference to exhibit
               99.05 to 1994 S-8.
     10.56 Employment Agreement dated as of November 29, 1993 between the Registrant and Mark Beychok. Incorporated by reference to exhibit
               99.06 to the 1994 S-8.
     10.57 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Mark Beychok. Incorporated by reference to exhibit
               99.07 to the 1994 S-8.
     10.58 Stock Option Agreement dated as of September 15, 1993 between the Registrant and Mark Beychok. Incorporated by reference to exhibit
               99.08 to the 1994 S-8.
     10.59 Consulting Agreement dated as of November 29, 1993 between the Registrant and Herman Jacobs. Incorporated by reference to exhibit 99.09 to the 1994 S-8.
     10.60 Stock Option Agreement dated as of November 29, 1993 between the Registrant and Herman Jacobs. Incorporated by reference to exhibit 99.10 to the 1994 S-8.
     10.61 Vitafort International Corporation 90 Day Operating Plan. Incorporated by reference to exhibit 99.21 to the 1994 S-8.
     10.62 Stock Option Agreement, dated September 15, 1993, between the Registrant and Stanley J. Pasarell. Incorporated by reference to exhibit 99.22 to the 1994 S-8.
     10.63 Separation and Release Agreement, dated as of December 1, 1994, between the Registrant and Peter Benz.(vi)
     10.64 Letter Agreement, dated September 14, 1995, between the Registrant and Peter T. Benz. Incorporated by reference to the like numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1995.
     10.65 Consulting Agreement and Mutual Release, dated as of March 1, 1995, between the Registrant and Steven R. Westlund. Incorporated by reference to the like numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1995.
     10.66 Letter Agreement, dated November 30, 1995, between the Registrant and Steven Westlund. Incorporated by reference to the like numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31, 1995.
     10.67 The Vitafort International Corporation 1995 Stock Option Plan. Incorporated by reference to exhibit 99.01 to the January 1996 S-8.
     10.68 Form of Option granted to directors under The Vitafort International Corporation 1995 Stock Option Plan and schedule of grants to directors. Incorporated by reference to exhibit 99.02 to the January 1996 S-8.
     10.69 Employee Option granted to Mark Beychok under The Vitafort International Corporation 1995 Stock Option Plan. Incorporated by reference to exhibit 99.03 to the January 1996 S-8.
     10.70 Amendment, dated December 16, 1995, to the Employment Agreement between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.10 to the January 1996 S-8.
     10.71 Option Agreement, dated December 16, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.11 to the January 1996 S-8.
     10.72 Conversion Agreement, dated as of December 30, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit
               99.20 to the January 1996 S-8.

     10.73 Class A Option Agreement, dated as of December 30, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.21 to the January 1996 S-8.
     10.74 Class B Option Agreement, dated as of December 30, 1995, between the Registrant and Mark Beychok. Incorporated by reference to exhibit 99.22 to the January 1996 S-8.
     10.75 Conversion Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
               Exhibit 9.18 to the May 1996 S-8.
     10.76 Class A Option Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
               Exhibit 9.19 to the May 1996 S-8.
     10.77 Class B Option Agreement, dated as of March 26, 1996, between the Registrant and John Coppolino. Incorporated by reference to
               Exhibit 9.20 to the May 1996 S-8.
     10.78 Employment Agreement, between the Registrant and John Coppolino. Incorporated by reference to Exhibit 10.78 to the 1996 Form 10-KSB.
     10.79 Foreclosure Purchase Agreement related to the Acquisition of assets of Auburn Farms, Inc. Incorporated by reference to Exhibit 1 to the Registrant's Form 8-K, dated May 2, 1996.
     10.80 Loan and Security Agreement, dated August 15, 1996, between the Registrant and Coast Business Credit, a division of Southern Pacific Thrift & Loan Association. Incorporated by reference to
               Exhibit 1 to the Registrant's Form 8-K, dated August 15, 1996.
     10.81 Agreement, dated as of July 10, 1996, between the Registrant and Second Nature Technologies, Inc. Incorporated by reference to
               Exhibit 10.81 to the 1996 Form 10-KSB.
     10.82 Employment Agreement dated June 16, 1997 between Jack Spencer and the Registrant. Incorporated by reference to Exhibit 10.12 of the Registrant's Form SB-2 filed July 23,1997
     10.83 Agreement, dated April 1997, between the Registrant and ATCOLP Investment Partners, a California Limited Partnership. Incorporated by reference to the Registrant's Form SB-2 filed July 23, 1997
     10.84 Employment Agreement dated September 1997 between the Registrant and Mark Beychok. (x)
     10.85 Employment Agreement dated September 1997 between the Registrant and John Coppolino.(x)
     10.86 Subscription Agreement with Global International Sourcing, Inc., a Nevada corporation (xii)
     10.87 Administrative Services Agreement dated October 1, 1999 between the Registrant and Hollywood Partners.com, Inc. (xiv)
     10.88 Distribution Agreement dated October 1, 1999 between the Registrant and Hollywood Partners.com, Inc. (xiv)
     10.89 Consulting Agreement dated October 1, 2001 between the Registrant and Valerie Broadbent (filed herewith)
     10.90 Consulting Agreement dated October 1, 2001 between the Registrant and MBA & Associates (filed herewith)
     10.91 Employment Agreement dated January 2, 2002 between the Registrant and Mel Beychok (filed herewith)
     22.       Subsidiaries of the Registrant: Global International Sourcing,
               Inc. (xii)


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


(b)     Reports on Form 8-K.

        There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereby, duly authorized.

VITAFORT INTERNATIONAL CORPORATION


By: /s/ Mel Beychok
    -------------------------------
    Chief Executive Officer

Los Angeles, California
Date: May 17, 2002


Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                             Title(s)                           Date
--------------------------------------------------------------------------------


 /s/ Mel Beychok                 Chief Executive Officer            May 17, 2002
-----------------------------    (Principal Executive Officer)
Mel Beychok



 /s/ Valerie A. Broadbent        Director, President and CFO        May 17, 2002
-----------------------------    (Principal Accounting Officer)
Valerie A. Broadbent

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   Index to CONSOLIDATED Financial Statements


Independent Auditors' Report                                             F-2

Consolidated Balance Sheets                                              F-3

Consolidated Statements of Operations                                    F-4

Consolidated Statement of Stockholders' Deficiency                       F-5

Consolidated Statements of Cash Flows                                 F-6 - F-7

Notes to Consolidated Financial Statements                            F-8 - F-37

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF VITAFORT INTERNATIONAL CORPORATION

We have audited the accompanying consolidated balance sheets of Vitafort International Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitafort International Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, including a loss of $968,882 for the year ended December 31, 2001. These losses and other factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                    Certified Public Accountants

LOS ANGELES, CALIFORNIA
MAY 13, 2002

                  VITAFORT INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                  -------------------------------
                                     ASSETS                                           2001               2000
                                     ------                                       ------------       ------------
                                                                                                      (restated)
CURRENT ASSETS
Cash and cash equivalents                                                         $    456,884       $     22,632
Restricted cash                                                                         66,643                 --
Accounts Receivable, less allowance                                                         --                 --
for doubtful accounts of $112,562 and $110,376                                              --              4,338
Prepaid expenses and other current assets                                               11,629             70,899
                                                                                  ------------       ------------
      Total current assets                                                             535,156             97,869
                                                                                  ------------       ------------

Property and Equipment
  Computer equipment                                                                   322,225            322,225
  Office equipment                                                                     109,654            109,654
  Manufacturing equipment                                                              106,019            106,019
  Less accumulated depreciation                                                       (438,993)          (370,659)
                                                                                  ------------       ------------
      Total property and equipment                                                      98,993            167,239
                                                                                  ------------       ------------

Otther assets                                                                              875                875
                                                                                  ------------       ------------
  TOTAL ASSETS                                                                    $    635,024       $    265,983
                                                                                  ============       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                             $  1,734,467       $  1,738,749
Capital lease obligations - Current                                                     16,060             12,479
Notes payable                                                                          672,857            260,693
Convertible notes payable                                                               50,000                 --
Due to related parties-Vitafort                                                        145,500                 --
Due to related parties-HP                                                              415,516                 --
                                                                                  ------------       ------------
      Total Current Liabilities                                                      3,034,400          2,011,921

Capital lease obligations -long-term                                                        --             15,307
                                                                                  ------------       ------------
      Total Liabilities                                                              3,034,400          2,027,228
                                                                                  ------------       ------------

COMMITMENTS AND CONTINGENCIES                                                               --                 --

MINORITY INTEREST                                                                      225,750                 --
                                                                                  ------------       ------------
STOCKHOLDERS' DEFICIENCY
Series B, cumulative convertible preferred stock, $.01 par value;
   110,000 shares authorized: 1,000 shares issued and outstanding,
   aggregate liquidation preference of $50,000                                              10                 10
Series C, convertible preferred stock, $.01 par value; 450 shares authorized: 50 shares issued and outstanding, aggregate liquidation
   preference of $50,000                                                                     1                  1
Common stock, $.0001 par value; 30,000,000 shares authorized;
   21,099,288 and 21,099,288 shares issued and outstanding                               2,110              2,110
Additional paid-in capital                                                          29,904,053         29,799,053
Accumulated deficit                                                                (32,531,300)       (31,562,419)
                                                                                  ------------       ------------
  Total Stockholders' Deficiency                                                    (2,625,126)        (1,761,245)
                                                                                  ------------       ------------
  TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIENCY                                 $    635,024       $    265,983
                                                                                  ============       ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                  VITAFORT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                                 -------------------------------
                                                                     2001               2000
                                                                 ------------       ------------
                                                                                     (Restated)
Revenue, net                                                     $         --       $    881,977

Cost of sales                                                             578          1,195,634
                                                                 ------------       ------------
      Gross profit                                                       (578)          (313,657)
                                                                 ------------       ------------
Operating expenses
  Research and development                                             24,452             41,105
  Sales and marketing                                                  20,727          1,890,908
  General and administrative                                        1,189,160          3,724,567
                                                                 ------------       ------------
      Total operating expenses                                      1,234,338          5,656,580
                                                                 ------------       ------------

      Loss from operations                                         (1,234,917)        (5,970,237)
                                                                 ------------       ------------
 Other income (expense)
  Interest expense                                                    (45,825)           (29,117)
  Interest income                                                       1,859             20,351
  Gain of exchange of subsidiary stock                                     --            400,000
  Impairment of intangible assets                                          --           (526,856)
  Other income (expense)                                                   --            (42,910)
                                                                 ------------       ------------
      Total other income (expense)                                    (43,966)          (178,532)
                                                                 ------------       ------------

Loss before provision for income taxes, minority                   (1,278,882)        (6,148,769)
  interest and extraordinary item
Provision for income taxes                                                 --              6,400
                                                                 ------------       ------------

Loss before minority interest and extraordinary item               (1,278,882)        (6,155,169)

      Minority interest in Hollywood Partners.com                     310,000          1,208,411
                                                                 ------------       ------------

Loss before extraordinary item                                       (968,881)        (4,946,758)
                                                                 ------------       ------------

Extraordinary item-forgiveness of debt, net of taxes                       --            213,290
                                                                 ------------       ------------
Net loss                                                         $   (968,881)      $ (4,733,468)
                                                                 ============       ============
NET LOSS PER SHARE
Net loss per common share, before extraordinary item             $      (0.04)      $      (0.24)
Loss before extraordinary item                                   $         --       $       0.01
                                                                 ------------       ------------
Basic and diluted net loss per common share                      $      (0.04)      $      (0.23)
                                                                 ============       ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                  VITAFORT INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDING DECEMBER 31, 2001 AND 2000






                                SERIES B             SERIES C
                               CONVERTIBLE          CONVERTIBLE                                                           TOTAL
                             PREFERRED STOCK      PREFERRED STOCK       COMMON STOCK      ADDITIONAL                   STOCKHOLDER'
                            -----------------   ------------------  -------------------    PAID-IN     ACCUMULATED       EQUITY
                             SHARES    AMOUNT    SHARES     AMOUNT    SHARES     AMOUNT    CAPITAL       DEFICIT       (DEFICIENCY)
                            -------   -------   -------   --------  ----------   ------  -----------   ------------    -----------
Balance, January 1, 2000      1,000   $    10        50   $      1  17,487,288   $1,749  $28,398,646   $(26,828,941)   $ 1,571,465

Issuance of common stock
  for cash                       --        --        --         --   1,275,000      128      506,122             --        506,250

Issuance of common stock
  for services                   --        --        --         --      12,500        1       34,199             --         34,200

Issuance of common stock
for exercise of options
and warrants                     --        --        --         --   2,212,000      221      440,804             --        441,025

Contribution to paid in
capital of Hollywood
Partners.com, Inc.               --        --        --         --          --       --      419,282             --        419,282

Net loss                         --        --        --         --          --       --           --     (4,775,760)    (4,775,760)
                            -------   -------   -------   --------  ----------   ------  -----------   ------------    -----------

Balance, December 31, 2000    1,000        10        50          1  20,986,788    2,099   29,799,053    (31,604,701)    (1,803,538)

Prior period adjustment          --        --        --         --     112,500       11           --         42,282         42,293
                            -------   -------   -------   --------  ----------   ------  -----------   ------------    -----------

Balance, December 31, 2000    1,000        10        50          1  21,099,288    2,110   29,799,053    (31,562,419)    (1,761,245)
(Restated)

Issuance of options              --        --        --         --          --       --      105,000             --        105,000

Net loss                         --        --        --         --          --       --           --       (968,881)      (968,881)
                            -------   -------   -------   --------  ----------   ------  -----------   ------------    -----------
Balance, December 31, 2001    1,000   $    10        50   $      1  21,099,288   $2,110  $29,904,053   $(32,531,300)   $(2,625,126)
                            =======   =======   =======   ========  ==========   ======  ===========   ============    ===========




                   The accompanying notes are an integral part
                    of the consolidated financial statements

                  VITAFORT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                 -------------------------------
                                                                                     2001               2000
                                                                                 ------------       ------------
                                                                                                     (restated)
Cash flows from operating activities:
   Net loss                                                                      $   (968,881)      $ (4,733,468)
   Extraordinary gain on extinguishment of debt                                            --           (613,291)
   Impairment of intangible assets                                                         --            526,856
   Depreciation and amortization                                                       68,246             65,225
   Allowance for doubtful accounts                                                         --             46,594
   Loss on sale of securities                                                              --            160,995
   Stock issued for services                                                               --             34,200
   Stock options issued and exercised for services                                    105,000                 --
   Minority interest in consolidated subsidiary                                            --           (277,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
      Accounts Receivable                                                                  --             88,205
      Inventories                                                                          --            585,407
      Prepaid expenses and other current assets                                        63,609            653,237
      Other assets                                                                         --            137,131
      Accounts Payable and payroll taxes payable                                           --            115,151
      Accrued expenses                                                                 (4,283)           573,148
                                                                                 ------------       ------------
      Cash flow used in operating activities                                         (736,309)        (2,637,771)
                                                                                 ------------       ------------

Cash flows from investing activities:
      Proceeds from sale of marketable securites                                           --            375,672
      Restricted cash                                                                 (66,643)                --
      Purchase of computer equipment                                                       --            (51,637)
                                                                                 ------------       ------------
      Cash flow provided by (used in) investing activities                            (66,643)           324,035
                                                                                 ------------       ------------

Cash flows from financing activities:
      Increase in due to related parties                                              561,016                 --
      Proceeds from issuance of common stock                                               --            506,250
      Proceeds from exercise of options and warrants                                       --            441,025
      Repayment of notes payable                                                      (17,693)          (157,846)
      Proceeds from convertible notes payable                                              --                 --
      Increase in Minority Interest                                                   225,750                 --
      Proceeds from notes payable                                                     464,550            400,000
      Payments on capital lease                                                         3,581             27,786
                                                                                 ------------       ------------
      Cash flow provided by financing activities                                    1,237,204          1,217,215
                                                                                 ------------       ------------

Increase (decrease) in cash and cash equivalents                                      434,252         (1,096,521)
Cash and cash equivalents, beginning                                                   22,632          1,119,153
                                                                                 ------------       ------------

Cash and cash equivalents, ending                                                $    456,884       $     22,632
                                                                                 ============       ============

Supplemental information:
Cash paid for:
   Income Taxes                                                                  $         --       $         --
                                                                                 ============       ============
   Interest expense                                                              $         --       $        992
                                                                                 ============       ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Non-cash items are as follows:

     o During December 2001, HP issued 233,333 shares of HP's common stock at $.15 per share to settle a convertible note payable for $35,000.

     o In February 2001, directors and officers of HP exercised 500,000 cashless options granted at $1.07 per share. HP issued 291,017 shares of HP's common stock based upon the conversion formula for the exercise of these options.

     o During the year ended December 31, 2001, HP issued 230,000 shares of HP's common stock for services valued at $75,100.

     o During the year ended December 31, 2001, HP issued 50,000 shares of HP's common stock for debt issuance cost valued at $4,500.

     o During March 2001, an investor of HP exercised 100,000 cashless warrants granted at $1.37 per share. HP issued 50,302 shares of HP's common stock based upon the conversion formula for the exercise of these warrants.

     o During the year ended December 31, 2001, HP issued 50,000 shares of HP's common stock for debt issuance cost valued at $4,500.

     o During March 2001, an investor of HP exercised 100,000 cashless warrants granted at $1.37 per share. HP issued 50,302 shares of HP's common stock based upon the conversion formula for the exercise of these warrants.

     o During the year ended December 31, 2001, HP issued 415,000 warrants to investors and 152,500 warrants for debt issue cost for $.01 per share which was below the price HP's common stock was trading for at date of grant. The amount charged to expense was $17,025.

     o For the year ended December 31, 2001, HP recognized $21,000 of expense on the 7% preferred dividend on HP's convertible preferred stock.

     o During the year ended December 31, 2000, HP issued 1,768,000 shares of HP's common stock for services valued at $197,160.

     o During the year ended December 31, 2000, HP issued options for services valued at $420,266.

     o For the year ended December 31, 2000, HP recognized $21,000 of expense on the 7% preferred dividend on HP's convertible preferred stock.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The accompanying consolidated financial statements include the accounts of Vitafort International Corporation and Subsidiaries, (the "Company"), organized under the laws of the State of Delaware on September 28, 1989 (previously organized under the laws of the State of California on February 7, 1986), and the following subsidiaries:

         a) Visionary Brands, Inc., ("Visionary"), organized under the laws of the State of Nevada on January 7, 1998 (owned 100% by the Company);

         b) Hollywood Partners.com, Inc. ("HP"), organized under the laws of the State of Delaware on August 31, 1989 (owned 10% by the Company);

         c) Hall of Fame Pro, Inc. ("HOFP") organized under the laws of the State of Delaware on May 22, 2000 (inactive), (owned 85% by HP);

         d) Hollywood Partners, Inc ("HPI") organized under the laws of the State of California on August 7, 1995 (inactive) (owned 100% by HP);

         e) Avenue of the Stars Entertainment, Inc. ("AOSE") organized under the laws of the State of Nevada on November 13, 2001 (owned 100% by HP);

         f) Global International Sourcing, Inc. ("GIS"), organized under the laws of the State of Nevada on October 21, 1997 (inactive) (owned 100% by the Company);

         g) Great Grocers.com, Inc. ("GGI"), organized under the laws of the State of Delaware on April 24, 2000 (inactive) (owned 100% by the Company);

         h) Visionary Foods.com, Inc. ("VFI"), organized under the laws of the State of Delaware on April 24, 2000 (inactive) (owned 100% by the Company);

         i) Net Entree.com, Inc. ("NEI"), organized under the laws of the State of Delaware on May 23, 2000 (inactive) (owned 100% by the Company);

         All significant intercompany accounts and transactions have been eliminated in consolidation.

         Line of Business
         ----------------
         The Company was engaged in sourcing, developing and formulating products that it sold and marketed under brands for healthy food products, for licensed products and for low-priced sourced products through its wholly-owned subsidiary, Visionary. During the year ended December 31, 2000, the Company wound down the operations.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Line of Business (continued)
         ----------------------------
         HP was a marketing and promotions company building a family of content, community and commerce Internet Websites. HP used sweepstakes offerings on the Internet to help clients to build brands, to make commerce offerings and to acquire customers. As Website visitors register to enter the sweepstakes, HP collected demographic and lifestyle information, and gained permission to send announcements and offerings in the future. HP was developing additional and enhanced offerings to increase its presence on the Internet. Due to the collapse of many Internet companies and the severe liquidity constraints, HP has shut down and suspended its BigTimeHollywood.com and PlanetFree.com Websites and its basic Internet model that it incorporated in the fourth quarter of 1999 and the first three quarters of 2000. In October 2001, a subsidiary, AOSE, was formed setting the direction of HP as a development, production, film financing company that has been exploring the acquisition of intellectual properties for the purpose of developing, structuring and partnering for future productions. HP is also seeking strategic investments for financing existing production projects, as well as projects that are looking for bridge financing or additional production capital. As of December 31, 2001, HP is exploring the possibility of merging with or acquiring potential businesses. (See also note 2.)

         Use of Estimates
         ----------------
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

         Reclassification
         ----------------
         Certain prior year amounts have been reclassified to conform with current year presentation.

         Revenue Recognition
         -------------------
         Product sales were recognized when the Company's products were shipped from the commercial warehouse used by the Company or the contract manufacturer to the customer. Revenues from Internet services were recognized when the service had been rendered

         Cash and Cash Equivalents
         -------------------------
         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Concentration of Credit Risk
         ----------------------------
         The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Marketable Securities
         ---------------------
         The Company classifies its entire investment portfolio as available-for-sale, if any, in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

         Property and Equipment
         ----------------------
         Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

         Intangible Assets
         -----------------
         Intangible assets are comprised of acquisition costs of Auburn Farms and Natures Warehouse trademarks, debt issuance costs and customer acquisition costs and are recorded at cost. The acquisition costs associated with trademarks are being amortized on a straight-line basis over twenty years. All other intangible assets are being amortized on a straight-line basis over periods not exceeding five years.

         These assets are reviewed by management periodically and written down if necessary to the value of the future benefit expected to be derived. As of December 31, 2000, these assets were deemed impaired and were written off as expense in the consolidated statement of operations.

         Income Taxes
         ------------
         Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

         Advertising Costs
         -----------------
         Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2001 and 2000, advertising expense amounted to $848 and $138,132, respectively.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Fair Value of Financial Instruments
         -----------------------------------
         The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses, and payroll taxes payable approximates fair value due to the relatively short maturity of these instruments. The fair value of long-term payables was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates their carrying amounts as of December 31, 2001 and 2000.

         Long-Lived Assets
         -----------------
         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that no impairment loss needs to be recognized as of December 31, 2001, but recognized an impairment loss for the year ended December 31, 2000.


         Stock Based Compensation
         ------------------------
         SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

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

         Loss Per Share
         --------------
         SFAS No. 128, "Earnings Per Share," requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS").

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loss Per Share (continued)
         --------------------------
         The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted LPS gives effect to all dilutive potential common shares outstanding and all shares held in treasury during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

         The shares used in the computation of loss per share were as follows:

                                      December 31,
                                -----------------------
                                   2001         2000
                                ----------   ----------
               Basic            21,099,288   20,707,002
                                ==========   ==========
               Diluted          21,099,288   20,707,002
                                ==========   ==========


         Comprehensive Income
         --------------------
         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income; therefore, has not included a schedule of comprehensive income in the financial statements.

         Computer Software Costs
         -----------------------
         The American Institute of Certified Public Accountants' Executive Committee issued Statement of Position Number 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-1 as of January 1, 1999.In the first quarter of 2000 the Financial Accounting Standards Board issued EITF 00-2, "Accounting for Web Site Development Costs," effective for fiscal quarters beginning after June 30, 2000. The standard establishes criteria for the accounting treatment of web site development costs, with respect to whether costs associated with the development and operation of web sites are to be capitalized or expensed as incurred. As of December 31, 2000, the Company has expensed all costs associated with the development and operation of its Websites as the Company did not believe that any amounts capitalized would be recoverable in future periods.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Segment Disclosure
         ------------------
         SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has adopted SFAS No. 131 as of December 31, 1998 and has determined that there is only one reportable segment.

         Recent Accounting Pronouncements
         --------------------------------
         On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

         On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.

         Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its consolidated financial position or results of operations

         During August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligation," was issued. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

         Recent Accounting Pronouncements (Contined)
         -------------------------------------------
         During August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

NOTE 2 - LIQUIDITY AND GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Since its inception, the Company has suffered recurring losses from operations. For the year ended December 31, 2001, the Company incurred a net loss of $968,881, has working capital deficiency of $2,499,244 and a stockholder's deficiency of $2,625,126. Also, subsequent to December 31, 2001, the Company became a minority owner of its subsidiary HP. (See note 21). These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RESTRICTED CASH

         The Company's subsidiary, AOSE has restricted cash totaling $66,643. Subsequent to December 31, 2001, an irrevocable Letter of Credit was opened totaling $66,643 expiring December 31, 2002 which was used as a security deposit on the subsidiary's lease dated December 2001. During the second year of the lease, the security deposit will be reduced to $33,321.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company has related party transactions with officers, directors and other related parties as follows:

         Due to Related Party - Vitafort
         -------------------------------
         Vitafort had the following related party transactions with certain officers, directors and consultants shareholders as follows:

                                               December 31
                                         ------------------------
                                            2001          2000
                                         ----------    ----------
         a)     Mark Beychok             $   88,368    $        -
         b)     Mel Beychok                     200             -
         c)     Valerie Broadbent            15,432             -
         d)     John Coppolino               41,500             -
                                         ----------    ----------
                                         $  145,500    $        -
                                         ==========    ==========

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

         Due to Related Party - Vitafort (continued)
         -------------------------------------------

         a) Mark Beychok, the former Chairman of the Board of Vitafort, is due a total of:

                    1) $57,368 from Vitafort for unpaid salary and severance pay and $24,000 as of December 31, 2001 on his consulting agreement dated October 1, 2001; and
                    2) Advances to the Company of $7,000 for overhead and operating expenses.

         b) Mel Beychok, the father of the former Chairman of the Board of Vitafort, loaned Vitafort $200 for overhead and operating expenses during the year ended December 31, 2001.

         c) Valerie Broadbent, a director and officer of Vitafort, as of December 31, 2001, was owed $12,000 on her consulting agreement dated October 1, 2001. In addition Ms. Broadbent is owed $3,432 in unpaid salary as of December 31, 2001.

         Due to Related Party - HP
         -------------------------
         HP had the following related party transactions with certain officers, directors, consultants, shareholders and employees as follows:

                                                December 31
                                         ------------------------
                                            2001          2000
                                         ----------    ----------
         a)     Mark Beychok             $  280,802    $        -
         b)     Mel Beychok                  22,021             -
         c)     Valerie Broadbent            72,193             -
         d)     Linda Dellavechia            28,000             -
         e)     Nikolas Konstant             12,500             -
                                         ----------    ----------
                                         $  415,516    $        -
                                         ==========    ==========

         a) Mark Beychok, the former Chairman of the Board of HP, is due a total of $280,802 from HP as of December 31, 2001. This balance is comprised of the following:

                    1) advances to the Company totaling $58,542 for overhead and operating expenses;

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)


         Due to Related Party - HP (continued)
         -------------------------------------

                    2) On September 5, 2001, HP entered into a promissory note for $37,995.35, plus interest accruing at 10% per annum for prior advances made to HP. The Board of Directors has authorized the promissory note to be updated from time to time to account for any additional amounts loaned to HP. At December 31, 2001, $1,265 of interest has been accrued on the note.

                    3) unpaid consulting fees on Mr. Beychok's Consulting Agreement with HP dated October 1, 2000, which totaled $183,000 and $46,250 for the years ending December 31, 2001 and 2000, respectively.

         b) Mel Beychok, the father of the former Chairman of the Board of HP, loaned HP $22,021 for overhead and operating expenses during the year ended December 31, 2001. On September 5, 2001, HP entered into a promissory note for $21,310.61, plus interest accruing at 10% per annum. At December 31, 2001, $710 of interest has been accrued on the note.

         c) Valerie Broadbent, a director and officer of HP, as of December 31, 2001, was owed $68,000 on her Employment Agreement amended January 4, 2001. In addition Ms. Broadbent is owed $4,193 in expenses not reimbursed as of December 31, 2001.

         d) Linda Dellavechia, a consultant of HP, was owed $28,000 as of December 31, 2001, relating to unpaid consulting fees. Subsequent to December 31, 2001, Ms. Dellavechia became a shareholder in HP.

         e) On November 30, 2001, HP entered into an Employment Agreement with Nikolas Konstant. The term of the Agreement is for two years with total compensation of $300,000 payable with up to 20,000,000 shares of HP's common stock. At December 31, 2001, no shares had been issued. HP has accrued one month of compensation expense in the amount of $12,500.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

         Related Party Stock Issuances
         -----------------------------
         During the years ending December 31, 2001 and 2000, various issuances of HP's common stock, options and warrants have been made to several related parties for services performed. (See notes 11 and 12).


NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                      December 31,
                                                ------------------------
                                                   2001          2000
                                                ----------    ----------
         Manufacturing equipment                $  106,019    $  106,019
         Furniture and office equipment            109,654       109,654
         Computer Equipment                        322,225       322,225
                                                ----------    ----------
                                                   537,898       537,898

         Less: Accumulated Depreciation           (438,905)     (370,659)
                                                ----------    ----------
         Property and Equipment, net            $   98,993    $  167,239
                                                ==========    ==========

         Depreciation expense for the years ended December 31, 2001 and 2000 was $68,246 and $65,225, respectively.

NOTE 6 - NOTES PAYABLE

                                                       December 31
                                                ------------------------
                                                   2001          2000
                                                ----------    ----------
         a)     Inventory financing             $  199,362    $  199,362
         b)     Promissory notes                   429,857             -
         c)     Vendor note                         43,638        47,513
         d)     Insurance note                           -        13,818
                                                ----------    ----------
                                                $  672,857    $  260,693
                                                ==========    ==========

         a) Throughout 1998, the Company entered into purchase order financing agreements with accredited investors, which provided the Company with $995,000 to purchase inventory. These advances bear interest at 3% per month and are due as the related receivables are collected. In addition, several lenders received options to purchase 410,000 shares of the Company's common stock at $1.00 per share, which was fair market value at the time. The exercise price was later reduced to $0.10 and $0.085 reflecting a subsequent decline in the fair market value of the Company's common stock. The Company has pledged its inventory as collateral for these advances. During 1999, the Company repaid $320,000 of these advances in cash and repaid $250,000 of the advances plus accrued interest thereon with the issuance of 500,000 shares of the Company's common stock, having a total value of $131,750. The difference between the fair market value of the Company's common stock issued and the carrying value of the advances and accrued interest repaid resulted in an extraordinary gain to the Company of $143,250. At December 31, 2001 and 2000, $199,362 and $199,362,
              respectively, of these advances were outstanding.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6 - NOTES PAYABLE (Continued)

         b) On September 1, 2001, HP entered into three note and warrant purchase agreements for the purchase of HP's 8% promissory notes due on March 31, 2002. During November 2001, HP received proceeds on these notes totaling $429,857 and the due date was changed to May 31, 2002. These notes included warrants to purchase 415,000 shares of HP's common stock at an exercise price of $.01 per share. The placement agent was paid a fee of $42,986 on this transaction. In addition, the placement agent received a warrant to purchase 152,500 shares of HP's common stock at an exercise price of $.01 per share. (See note 11)

         c) As of December 31, 2001 and 2000, HP has a note in the amount of $1,125 and $737 owing to a vendor of HP, and Vitafort has notes to vendors in the amount of $41,776.

         d) As of December 31, 2000, HP had a note totaling $13,818 which represented the current portion of insurance costs being financed by a financial institution. The note had monthly payments of $6,347, bore interest at 8.92%, and matured in February 2001.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

              On December 31, 1999, 150,000 shares of Hollywood Partners.com were issued to the holders of the two convertible notes in payment of the principal amount of $600,000. These shares are restricted pursuant to Rule 144 and bear a legend. When the shares are sold or replaced by other free-trading unrestricted common stock of Hollywood Partners.com and sold, the amount of the proceeds, less normal brokerage fees (the "Net Proceeds"), will be disclosed to the Company. If the net proceeds are less than the $300,000, then the Company agrees to make up the shortfall by paying cash or issuing additional free-trading common stock. If the net proceeds realized are greater than $600,000, then the holders are entitled to retain all such net proceeds. As of December 31, 2001, neither party has sold the shares.

              In May 2001, HP issued a Convertible Note to an investor for $35,000, bearing interest at 10% per annum, due 180 days after receipt of funds. The Holder of the Note has the option to convert the Note into shares of common stock of HP at any time at or after the close of business on the maturity date at 85% of the 20-day average closing bid for HP's common stock for the 20 days immediately preceding the conversion date, with a floor of $.15 per share. In December 2001, the Note was converted and the Holder was issued 233,333 shares of HP's common stock.

              In August 2001, HP issued a Convertible Note to an investor for $50,000, bearing interest at 7% per annum, due 180 days after receipt of funds. The Holder of the Note has the option to convert it into shares of Series C Preferred Stock of HP at any time at or after the close of business on the maturity date at 85% of the 30-day average closing bid for HP's common stock for the 20 days immediately preceding the conversion date, with a floor of

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 7 - CONVERTIBLE NOTES PAYABLE (Continued)

              $.25 per share. As additional consideration for entering into this Note, Holder received fifty thousand (50,000) shares of HP's common stock. (See note 12). As of December 31, 2001, the Note has not been converted.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Lease agreements
         ----------------

         a) As of August 1, 1999, HP entered into a two-year lease agreement for its office premises. HP was obligated for monthly rent of $8,800 through May 31, 2000 and $8,950 per month for the period June 1, 2000 through July 31, 2001. The landlord has a money judgment for approximately $27,000 on the lease. HP still owes approximately $42,000 on this lease which is included in accounts payable. HP moved into temporary facilities for the period July 1 through December 31, 2001 and was obligated for monthly rent of $4,000. HP is currently renting an executive office suite at a monthly rent of $100.

         b) During December 2001, a subsidiary of HP entered into a new lease for its office premises which expires on February 27, 2007. For a security deposit, the landlord was issued an irrevocable letter of credit for $66,643 subsequent to year end which will be reduced to $33,321 after one year. (See note 3.)

         c) HP leases its computer equipment under several capital leases. Fixed assets under capital leases were $46,684 and $ 46,684, with related accumulated depreciation of $28,352 and $12,776, at December 31, 2001 and 2000, respectively. Depreciation expense related to such fixed assets is $15,576 and $12,774 as of December 31, 2001 and 2000, respectively.

         The future minimum annual aggregate rental payments required under these leases that have terms in excess of one year are as follows:

                                                        Operating      Capital
         Years ending December 31,                        Leases        Leases
                                                          ------        ------
         2002                                           $ 105,518     $  17,660
         2003                                             137,729             -
         2004                                             120,135             -
         2005                                             148,967             -
         2006                                             154,927             -
         Thereafter                                        25,988             -
                                                        ---------     ---------
         Total Minimum Lease Payments                   $ 693,264     $  17,660
                                                        =========
         Less:  Amounts Representing Interest                            (1,600)
                                                                      ---------
         Present Value of Future Minimum Lease Payments               $  16,060
                                                                      =========

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

         Rent expense was $97,860 and $85,610 for the years ended December 31, 2001 and 2000, respectively under these office leases.

         On December 31, 1999, 150,000 shares of Hollywood Partners.com were issued to the holders of the two convertible notes in payment of the principal amount of $600,000. These shares are restricted pursuant to Rule 144 and bear a legend. When the shares are sold or replaced by other free-trading unrestricted common stock of Hollywood Partners.com and sold, the amount of the proceeds, less normal brokerage fees (the "Net Proceeds"), will be disclosed to the Company. If the net proceeds are less than the $300,000, then the Company agrees to make up the shortfall by paying cash or issuing additional free-trading common stock. If the net proceeds realized are greater than $600,000, then the holders are entitled to retain all such net proceeds. As of December 31, 2001, neither party has sold the shares.

         The Company licensed certain food products. The Company granted all of these products to Vitafort as Master Distributor in exchange for a royalty based upon net sales of these products. As Master distributor, Vitafort was responsible for all manufacturing and distribution expenses, including the building and maintaining of inventory, billings and collections and working capital requirements. The Company still remains responsible to the Licensor for certain minimum payments under the licenses held and for other contractual obligations.

         LITIGATION
         ----------

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

         Employment contracts
         --------------------

         On October 1, 2000, HP entered into an Employment Agreement with the then-President through September 30, 2003, which provided for an annual salary of $150,000 and monthly car allowance of $1,500, with a two-year renewable option at the election of the then-President. The then-President resigned effective September 2001.

         On October 1, 2000, HP entered into an Employment Agreement with the Corporate Secretary / Chief Administrative Officer (CAO) through September 30, 2003, which provides for an annual salary of $72,000, with a two-year renewable option at the election of the CAO. Effective January 1, 2001, the CAO's annual salary is $84,000. In September 2001, the Corporate Secretary / CAO was appointed as Director and President

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

         of HP. The terms of the original Employment Agreement remain unchanged. HP is in arrears $68,000 on the Employment Agreement.

         On December 1, 2001, HP entered into an Employment Agreement with the Chief Executive Officer through November 30, 2003, which provides for a lump sum salary of $300,000 payable in the form of 20,000,000 shares of HP's common stock.

         Consulting agreements
         ---------------------
         On October 1, 2001, the Company entered into a Consulting Agreement with the former Chairman of the Board with a term ending September 30, 2003, which provides for monthly compensation of $8,000. As of December 31, 2001, the Company is in arrears $24,000 on the Consulting Agreement.

         On October 1, 2001, the Company entered into a Consulting Agreement with the President / Corporate Secretary / Chief Financial Officer with a term ending September 30, 2003, which provides for monthly compensation of $4,000. As of December 31, 2001, the Company is in arrears $12,000 on the Consulting Agreement.

         On October 1, 2000, HP entered into a Consulting Agreement with the former Chairman of the Board with a term ending September 30, 2003, which provides for an annual fee of $185,000 and monthly car allowance of $1,750. As of December 31, 2001, HP is in arrears $176,000 and $46,250 for the years ended 2001 and 2000, respectively, on the Consulting Agreement.

         On December 14, 2001, HP entered into a Consulting Agreement with a term ending January 1, 2003, which provides for 4,500,000 shares of HP's common stock at $.015 per share.

         On December 15, 2001, HP entered into a Consulting Agreement with a term ending January 1, 2003, which provides for 400,000 shares of HP's common stock at $.015 per share.

         License agreement
         -----------------
         The license agreement HP had with eMap USA for the Gravity Games Bar was terminated in 2001. HP had granted these products to Vitafort as Master Distributor in exchange for a royalty based upon net sales of these products. As Master distributor, Vitafort was responsible for all manufacturing and distribution expenses, including the building and maintaining of inventory, billings and collections and working capital requirements. HP remains responsible to the Licensor for certain minimum payments under the license held and for other contractual obligations. At December 31, 2001, Vitafort has accrued $107,040 on the license.

         Agreement with BambooBiz
         ------------------------
         In January 2001, HP entered into a letter of agreement to acquire BambooBiz, LLC, a direct marketing company. In March 2001, BambooBiz asked for assistance from the directors and officers of HP to help in raising capital. HP responded by assisting in re-writing the business

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

         plan and by contacting and sending business plan packages to over 75 accredited investors to assist in capital formation. HP had been assured that the deal had consummated between Hollywood Partners and BambooBiz. In March 2001, HP received a letter from the president of BambooBiz, suggesting a massive change in the terms of the deal previously agreed to and publicly announced. At this time, HP is exploring its options.

         Agreement with Pipeline Technologies, Inc.
         ------------------------------------------
         HP also entered into a letter agreement with Pipeline Technologies, Inc., ("Pipeline") a software technology company, in late January 2001. Also in March 2001, Pipeline notified HP that it would finalize closing documents concurrent with BambooBiz executing its closing documents. At this time, HP is continuing to explore its options.

         Agreement with Giants Entertainment and Very Mean Men, Inc.
         -----------------------------------------------------------
         In March 2001, HP entered into an agreement with David Dadon ("Dadon") and his companies, Giants Entertainment, Inc. ("Giants") and Very Mean Men, Inc. ("VMM"), the owners of the feature film entitled, "Very Mean Men," a Baio/White production of a Tony Vitale film, starring Matthew Modine, Ben Gazzara, Charles Durning, Burt Young and Scott Baio, with Louise Fletcher and Martin Landau (the "Film"). In March 2001, HP entered into an agreement to acquire the Film, and HP announced its agreement. As consideration for HP acquiring 100% of all issued and outstanding shares of the entity that owned the Film, HP was to issue convertible preferred stock of HP. Dadon also agreed to invest $75,000 in short-term equity financing in HP. The Board of Directors felt that acquiring the Film was in the best interests of HP's shareholders. Management also felt the acquisition of the Film would allow HP to explore additional entertainment opportunities. However, irreconcilable differences arose between the parties regarding the transaction. As a result, during the second quarter a Settlement Agreement was reached and the transaction was terminated. As part of the Settlement Agreement, HP is obligated to pay Dadon the sum of $35,000 which remains outstanding.

         Agreement with Seven Arts Pictures
         ----------------------------------
         In June 2001, HP announced that it had signed a Letter of Intent ("LOI") to merge with film producer and production executive Peter Hoffman's Seven Arts Pictures, with Mr. Hoffman to become CEO of HP upon the completion of the merger. Pursuant to its own terms, the LOI expired on August 15, 2001. Although Mr. Hoffman remained in discussions subsequent to the termination date, the Board of Directors found Mr. Hoffman's terms to be fundamentally and materially different than originally contemplated and discussed. In September 2001, all discussions between the parties regarding the LOI ceased and the transaction contemplated by the LOI no longer is being pursued.

         Hall of Fame Pro
         ----------------
         During the year ended December 31, 2000, a subsidiary of HP was formed and was called Hall of Fame Pro, Inc. ("HOFP"). HOFP was capitalized with 400,000 shares of Hollywood Partners stock. HOFP was to be a sports marketing company formed with the support of the Hall of Fame

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

         Players Association ("HOFPA") to exploit the images and likenesses of Pro Football Hall of Fame legends to corporate sponsors. The strategy was to create revenue for both the Hall of Fame members and HP through golf tournaments, licensing, original content syndication, event sponsorships, sports memorabilia, and corporate sponsorship.

         HP was notified in January 2001 that the HOFPA did not want any funds that may be raised out of a previous offering memorandum to be released from escrow without the approval of HOFPA. In addition, the HOFPA requested various non-public records. HP disagreed with the requests of the HOFPA. A series of adversarial letters were then sent by the HOFPA's legal counsel.

         These letters and the resulting disagreement caused HOFP to suspend its capital formation efforts and virtually all of its operations. A director resigned from the board of HOFP in January 2001. The president of HOFP resigned in March 2001. Efforts to resolve the disagreement between the HOFPA and HOFP took place during most of the first quarter of 2001. No definitive understandings were reached. HP received a letter from HOFPA's counsel of HOFPA in March 2001 notifying HOFP and Hollywood Partners that the HOFPA Executive Committee has no intention of moving forward with HP. In addition, the letter makes numerous allegations regarding the relationship between the parties. During the second quarter of 2001, a settlement proposal was received from counsel for HOFPA. As of December 31, 2001, the matter still has not been resolved.

         As a result of HOFP's cessation of business, the ex-president of HOFP has filed a Labor Commission claim against HOFP and other companies for unpaid wages. HP is currently investigating the claim.

         Contingencies
         -------------
         HP is a party to legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied) that are typical for a company of its size and scope and financial condition, and none of these proceedings are believed to be material to its financial condition or results of operations and HP has accrued $50,000 for these proceedings.

         The landlord at HP's former headquarter offices at 1800 Avenue of the Stars, Los Angeles, California, Duesenberg Investment Company, has a money judgment for approximately $27,000 for outstanding amounts still owed for the lease on the premises. The total amount owing as of December 31, 2001, is approximately $42,000 which HP has accrued in accounts payable and accrued expenses.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 9 - INCOME TAXES

         The components of the provision for income taxes are as follows:

                                                         December 31,
                                                  ------------------------
                                                     2001          2000
                                                  ----------    ----------
         Current Tax Expense
              U.S. Federal                        $        -    $        -
              State and Local                              -             -
                                                  ----------    ----------
         Total Current                                     -             -
                                                  ----------    ----------
         Deferred Tax Expense
              U.S. Federal                                 -             -
              State and Local                              -             -
                                                  ----------    ----------
         Total Deferred                                    -             -
                                                  ----------    ----------
         Total Tax Provision (Benefit) from
            Continuing Operations                 $        -    $        -
                                                  ==========    ==========


         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 2001 and 2000:

         Federal Income Tax Rate                       (34.0)%
         Effect of Valuation Allowance                  34.0%
                                                  -----------
         Effective Income Tax Rate                       0.0%
                                                  ===========

         At December 31, 2001 and 2000, the Company had net carryforward losses of approximately $32,531,300 and $29,509,000, respectively. Due to the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         December 31,
                                                 -------------------------
                                                     2001          2000
                                                 -----------   -----------
         Deferred Tax Assets
           Loss Carryforwards                    $11,060,000   $10,855,000
           Less:  Valuation Allowance                      -             _
                                                 -----------   -----------
         Net Deferred Tax Assets                 $         -   $         -
                                                 ===========   ===========

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9 - INCOME TAXES (Continued)

         Net operating loss carryforwards expire starting in 2007 through 2020. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

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

NOTE 10 - MINORITY INTEREST

         Hollywood Partners.com, Inc.
         ----------------------------
         During the year ended December 31, 2001, approximately $310,000 was contributed by minority interest holders of HP. As of December 31, 2001, losses of $310,000 were allocated to minority interest and minority interest totaled $0.

         AOSE Series A Preferred Stock
         -----------------------------
         In November and December, 2001, HP sold 225 shares of AOSE's convertible Series A Preferred Stock, with liquidation preference of $1,000 per share to three investors/consultants for $225,000. The cumulative preferred shares have a 4% cumulative dividend and are convertible into common shares of HP equal to a liquidation preference per share of $1,000 plus any outstanding but unpaid dividends, at the time of conversion, which may occur at any time after 270 days after the purchase by buyer. HP's shares in AOSE are pledged to the preferred shareholders in AOSE and are held in escrow until such time as the AOSE preferred shareholders convert into HP's common stock or are redeemed. The Preferred Stock is redeemable at the election of HP, at any time beginning 90 days after purchase by Buyer. The redemption price is equal to the liquidation preference per share, plus 4.0%, plus accrued but unpaid dividends, if any. As of December 31, 2001, minority interest totaled $225,750 which includes $750 of accrued interest.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 11 - CONVERTIBLE PREFERRED STOCK

         Convertible Preferred Stock
         ---------------------------
         Each share of Series B 10% cumulative convertible preferred stock is convertible into 1.667 shares of common stock, and cumulative convertible dividends of 10% per annum are payable annually commencing October 1992. The Series B 10% cumulative preferred stock has a liquidation preference of $50 per share plus all accrued and unpaid dividends. It is subject to optional redemption by the Company at any time at $50 per share plus accrued and unpaid dividends. Cumulative unpaid dividends amounted to $45,850 and $42,500 at December 31, 2000 and 1999, respectively.

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

         HP Series A Preferred
         ---------------------
         In December 1999, HP sold 600 shares of convertible preferred stock to Triple Tree, an affiliate of Terra Listed, Ltd., a related party, for $300,000. The convertible preferred shares have a 7% cumulative dividend and are convertible into common shares at $4.00 per share for one year after issuance at the holder's discretion or at HP's discretion if HP's common stock is trading at $6.00 per share for five consecutive days. HP has accrued amounts due for dividends of $45,169 and $21,000 at December 31, 2001 and 2000, respectively.


NOTE 12 - COMMON STOCK

         Common stock issued for cash - HP
         ---------------------------------
         During the year ending December 31, 2000, the Company sold 1,275,000 shares of stock at prices ranging from $.25 to $.40 per share.

         Common stock issued for exercise of options and warrants
         --------------------------------------------------------
         During the year ending December 31, 2000, the holders of 2,212,000 stock options and warrants exercised these options and warrants at prices ranging from $.02 to $.25 per share.

         Common stock issued for services
         --------------------------------
         During the year ending December 31, 2000, the Company issued 1,250,000 shares of stock as $2.74 per share, the fair market value at the dates of issue.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 - COMMON STOCK (Continued)

         Common stock issued for cash - HP
         ---------------------------------
         During the year ending December 31, 2000, HP issued 520,000 shares of common stock to various investors at a price ranging from $0.50 to 1.37 and received in return approximately $320,000.

         Common stock issued for services - HP
         -------------------------------------
         During February 2001, HP issued 20,000 common shares to a consultant in consideration for services performed. The value of the services is $27,400.

         During June 2001, HP issued 50,000 common shares to a consultant in consideration for services performed. The value of the services is $12,500.

         During July 2001, HP issued 160,000 common shares to various consultants in consideration for services performed. The value of the services is $35,200.

         In October 2001, the Holder of a Convertible Promissory Note was issued 50,000 shares in consideration for executing a Convertible Promissory Note for $50,000. These shares were recorded at their fair market value of $4,500.

         During January 2000, HP issued 25,000 common shares to various consultants in consideration for past and future services.

         During January 2000, HP issued 20,000 and 33,000 common shares respectively, to four strategic partners in consideration for past and future services.

         HP also issued 90,000 shares for consulting services rendered at $1.37 per share.

         On January 13, 2000, HP issued 200,000 shares for services rendered to a controlling group of the pre-reverse merge entity, Guideline Capital, as a condition precedent to the reverse merger which occurred in August 1999, and of which the related expense was incurred in August 1999. These shares were recorded at par value.

         Common stock issued for debt - HP
         ---------------------------------
         In December 2001, a Convertible Promissory Note was converted and the Holder was issued 233,333 shares at the conversion price of $.15 per share of HP's common stock for $35,000.

         In August 2001, in consideration for entering into a convertible note, the holder received 50,000 shares of common stock valued at $.09 per share.

         Common stock issued for exercise of warrants - HP During February 2001, a holder exercised 200,000 warrants at an exercise price of $1.00 per share.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 - COMMON STOCK (Continued)

         Common stock issued for cashless exercise of options / warrants - HP
         --------------------------------------------------------------------
         During February 2001, directors and officers of HP exercised 500,000 cashless options granted at $1.07 per share. HP issued 291,017 shares of HP's common stock based upon the conversion formula for the exercise of these options.

         During March 2001, an investor of HP exercised 100,000 cashless warrants granted at $1.37 per share. HP issued 50,302 shares of HP's common stock based upon the conversion formula for the exercise of these warrants.

         Stock options issued for services - Vitafort
         --------------------------------------------
         During January 2001, the Company granted options for 10,000,000 shares of the Company's common stock at an exercise price of $.02 per share to consultants of the Company. Based upon the fair value of stock on the date of issuance, the Company recorded $100,000 of consulting expense.

         During January 2001, the Company granted options for 500,000 shares of the Company's common stock at an exercise price of $.02 per share to a consultant of the Company. Based upon the fair value of stock on the date of issuance, the Company recorded $5,000 of consulting expense.

         Stock options issued for services - HP
         --------------------------------------
         During January 2001, HP granted options for 3,150,000 shares of HP's common stock at an exercise price of $.50 per share to directors and officers. Following the resignation of three directors, 2,650,000 of the options have lapsed and subsequently are cancelled.

         During October 2001, HP granted options for 600,000 shares of HP's common stock at an exercise price of $.05 per share to two directors.

         During October 2001, HP granted options for 1,650,000 shares of HP's common stock at an exercise price of $.05 per share to a consultant.

         During January 2000, HP added two persons to its Advisory Board who have special expertise, knowledge and contacts that are valuable for HP. HP offered each a package granting 25,000 stock options to purchase common shares at $1.37 per share vesting immediately upon grant. These options expire three years from date of grant. Based upon the fair market value of the common stock on the date of issuance, HP recorded compensation expense of $2,300 during the first quarter of 2000. In February 2000, HP added ten persons to its Advisory Board who were offered each a package granting 25,000 stock options to purchase common shares at $1.37 per share vesting immediately upon grant. These options expire three years from date of grant. Based upon the fair market value of the common stock on the date of issuance, HP recorded consulting expense of $13,550 during the first quarter of 2000.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 - COMMON STOCK (Continued)

         During the fourth quarter of 2000, HP added one person to its Advisory Board and granted to him 25,000 stock options to purchase common shares at $1.09. As the Advisory Board members did not provide services to HP, no consulting expense was recorded as of December 31, 2000.

         Warrants issued for services - HP
         ---------------------------------
         During June 2001, HP granted warrants for 100,000 shares of HP's common stock at an exercise price of $.25 per share to two consultants. No compensation expense was recorded, as the exercise price was greater than the share price at date of grant.

         During November 2001, HP granted warrants for 415,000 shares of HP's common stock at an exercise price of $.01 per share to various investors. HP recorded $12,450 of compensation expense for these warrants.

         During November 2001, HP granted warrants for 152,500 shares of HP's common stock at an exercise price of $.01 per share for services rendered. HP recorded $4,575 of compensation expense for these warrants.

         During January 2000, HP issued 70,000 warrants to purchase common shares to various consultants in consideration for past and future services. The warrants were granted at an exercise price of $1.37 and expire three years from grant. 40,000 of the warrants were vested upon grant and 30,000 of the warrants will vest at discretion of the Board of Directors.

         During January 2000, HP issued 800,000 warrants and 100,000 warrants respectively, to four strategic partners in consideration for past and future services. The stock warrants were granted at an exercise price of $1.37, were fully vested at time of grant, and expire three years from grant.

         During 2000, HP added two persons to its Advisory Board who were each offered a package granting 25,000 warrants to purchase common shares at $3.125 per share, vesting immediately upon grant. These options expire three years from grant.

         During 2000, HP issued 80,000 warrants to purchase common shares to various consultants in consideration for past and future services. 60,000 of the warrants were granted at an exercise price of $1.37, vested upon issuance and expire three years from grant. 20,000 of the warrants were granted at an exercise price of $5.00, vested immediately and expire three years from grant.

         Also, HP granted 20,000 warrants at an exercise price of $1.00 to a strategic partner to purchase common shares. During 2000, HP issued 150,000 warrants to Mediacom, Inc. to purchase common shares at $3.125, vesting immediately with a three year term for consulting services. The value of the warrants were recorded as a charge to consulting expense of $328,500.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 - COMMON STOCK (Continued)

         Based on the fair market value of the common stock on the date of issuance and the fair value of the services performed, the Company recorded total expense for the above transactions of approximately $617,000, including the Mediacom, Inc. consulting expense of $328,500 as noted above, for stock, options, and warrants issued for services rendered as of December 31, 2000.

NOTE 13 - STOCK OPTION PLAN

         Vitafort
         --------
         The 1989 Stock Option Plan, as amended (the "Plan") reserved 50,000 shares of common stock to grant either nonqualified or incentive stock options. All directors, officers, key employees and consultants to the Company or its subsidiaries are eligible under the terms of the Plan. Such options may not be granted at less than 100% of the fair market value at the date of grant (110% for an owner of 10% or more of the outstanding stock). Upon termination of service, the options, which an individual was entitled to exercise at the date of termination may be exercised at any time within six months of such termination.

         If an employee is terminated with cause, the options are canceled upon termination. As of December 31, 2000, no options are outstanding under this plan.

         In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") pursuant to which 2,000,000 shares of common stock (as adjusted for the reverse stock split effected in 1996) were reserved for issuance upon the exercise of options. The 1995 Plan is similar to the 1989 Plan in many respects and in the discussion below, each is referred to as a "Plan" and they are collectively referred to as the "Plans."

         The Company has also granted stock options outside the Plans to other individuals, such as employees and consultants, in consideration for services performed. The options were granted at fair market value and at various terms and vesting periods. The following table on the next page summarizes all option activity for the years ended December 31, 2001 and 2000:

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 13 - STOCK OPTION PLAN (Continued)

                                  Number of Common Stock Options       Weighted
                                  1995 Stock         Other Stock       Average
                                           Option Plan                 Options
                                           -----------                 --------
                                     Price
                                     -----
         Outstanding as of
           December 31, 1998       1,231,708           8,073,040        $  .66

         Granted                           -           8,411,000           .27
         Exercised                   422,500          (3,698,687)          .51
         Canceled                   (307,033)         (1,254,000)          .51
                                 -----------         -----------        ------

         Outstanding as of
           December 31, 1999         501,875          11,531,353        $  .50
                                 -----------         -----------        ------

         Granted                           -                   -        $    -
         Exercised                         -          (2,212,000)          .18
         Canceled                   (202,500)         (2,496,769)          .86
                                 -----------         -----------        ------

         Outstanding as of
           December 31, 2000         299,375           6,822,584        $  .15
                                 ===========         ===========        ======

         Exercisable as of
           December 31, 2000       1,231,708           6,822,584        $  .15
                                 ===========         ===========        ======

         Granted                           -          10,500,000        $    -
         Exercised                         -                   -
         Canceled                   (168,750)         (1,818,750)          .15
                                 -----------         -----------        ------

         Outstanding as of
           December 31, 2001         130,625          15,503,834        $  .15
                                 ===========         ===========        ======

         Exercisable as of
           December 31, 2001         130,625          15,503,834        $  .15
                                 ===========         ===========        ======


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

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 13 - STOCK OPTION PLAN (Continued)

         The weighted average fair value of options granted during 1999 was $.25. There were no options granted during 2000.

         Under the accounting provisions of SFAS 123, the Company's net loss and loss per share for 2001 and 2000 would have been increased to the pro forma amounts indicated below:

         Net loss                                2001            2000
         --------                            -----------     -----------
         As reported                         $  (883,580)    $(4,775,760)
         Pro forma                           $  (883,580)    $(4,775,760)

         Basic loss per share
         --------------------
         As reported                         $      (.04)    $      (.29)
         Pro forma                           $      (.04)    $      (.29)

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

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                      Options Outstanding                            Options Exercisable
                                           Weighted                                  -------------------
                          Number            Average                               Number          Weighted
       Range of        Outstanding         Remaining        Weighted Average    Exercisable       Average
 Exercisable Prices    At 12/31/01     Contractual Life      Exercise Price     at 12/31/01    Exercise Price
-------------------- --------------- --------------------- ------------------ --------------- ----------------
   $0.020 - $0.75       6,113,563            1.61               $ 0.06           4,440,084          $0.05
-------------------- --------------- --------------------- ------------------ --------------- ----------------
   $0.875 - $2.80         709,021             .12                  .89             554,000            .89
-------------------- --------------- --------------------- ------------------ --------------- ----------------
       $0.02           10,500,000            8.30                  .02          10,500,000            .02
-------------------- --------------- --------------------- ------------------ --------------- ----------------
      Totals           17,322,584           10.03               $ 0.07          15,444,084          $0.__
==================== =============== ===================== ================== =============== ================

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 13 - STOCK OPTION PLAN (Continued)

                     Hollywood Partners.com

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

         HP's option activity for the years ended December 31, 2001 and 2000 is as follows:

                                                        2001          2000
                                                     ----------    ----------
         Options outstanding-beginning of the year    1,580,000     1,575,000
         Granted during the year                      5,400,000       556,000
         Exercised during the year                     (510,000)     (120,000)
         Canceled during the year                     3,060,000)     (431,000)
                                                     ----------    ----------
         Options outstanding- December 31, 2000
           and 2001                                   3,410,000     1,580,000
                                                     ==========    ==========

         Options exercisable at December 31, 2000
           and 2001                                   3,010,000     1,338,480

         Weighted average exercise price                   $.36         $1.15

         Weighted average remaining life              3.0 month    9.6 months

         All stock options issued to employees have an exercise price not less than the fair market value of HP's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in HP's financial statements for the years ended December 31, 2001 and 2000. If compensation cost for stock-based compensation was recorded based on the fair value of the options at the grant dates consistent with the method of SFAS 123, HP's net loss and loss per share for the years ended December 31, 2001 and 2000 would have been reduced to the proforma amounts presented below:

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 13 - STOCK OPTION PLAN (Continued)

                                        2001            2000
         Net loss:                  ------------    ------------
           As reported                 ($974,881)    ($2,873,421)
           Proforma                  ($1,173,337)    ($3,060,671)

         Net loss per share:
           As reported                    ($0.09)         ($0.35)
           Proforma                       ($0.13)         ($0.37)

         The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001: expected life of 10 years, expected volatility of 231.9%, risk-free interest rate of 3.0%, and a 0% dividend yield. The weighted average fair value at the date of grant for options granted during 2001 was $.11.

         The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000: expected life of 5 years, expected volatility of 0%, risk-free interest rate of 6.0%, and a 0% dividend yield. The weighted average fair value at the date of grant for options granted during 2000 was $0.

NOTE 14 - TREASURY STOCK

         Treasury stock as of December 31, 2001 and 2000 consists of 400,000 shares of HP's common stock issued to HOFP as consideration for HP's 85% ownership interest. The additional paid-in capital was eliminated during consolidation.

NOTE 15 - MAJOR CUSTOMERS

         The Company derived the following revenue from major customers, each of which provided 10% or more of total revenues during the year ended December 31, 2001 and 2000:

                                        2001            2000
                                    ------------    ------------
         Food Lion                  $          -    $    112,000
         Smart and Final                       -         104,000
                                    ------------    ------------
                    Total           $          -    $    216,000
                                    ============    ============

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 16 - PRIOR PERIOD ADJUSTMENT

         During the year ended December 31, 2000, HP recorded 1,441,650 shares of its common stock as being issued and outstanding. These shares were never issued and HP has decreased additional paid-in capital and accumulated deficit by $41,240 and $42,282, respectively. Also, 125,000 shares of the Company's common stock were issued for services and only 12,500 were recorded.


NOTE 17 - LOSS ON SALE OF MARKETABLE SECURITIES

         HP owned 2,050 shares of Triple Tree Trust AG, a publicly traded Swiss corporation (TTT-SW), an affiliate of a related party at December 31, 1999. The marketable securities carrying amount and fair market value was $514,150 at December 31, 1999. HP sold these shares in during the year ended December 31, 2000 at a loss of $160,995 which is reflected in the consolidated statements of operations. No securities were sold during 2001.

NOTE 18 - FINANCING AGREEMENTS

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

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 18 -  FINANCING AGREEMENTS (Continued)

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

NOTE 19 - EXTRAORDINARY ITEM AND GAIN ON EXCHANGE OF SUBSIDIARY STOCK

         As of December 31, 2000, the Company recorded an extraordinary gain of $213,291 as a result of the forgiveness of amounts due to vendors. The Company also recorded a $400,000 gain on the exchange of subsidiary stock as of December 31, 2000 as a result of an exchange of HP stock in settlement of notes payable. See Note 20 for effect on ownership of HP stock.

NOTE 20 - INVESTMENT IN SUBSIDIARY

         At December 31, 2001 and 2000, the Company owned 4,547,629 shares of Hollywood Partners.com (the parent of HP) which represented 45.7% and 51.1% of the outstanding shares of Hollywood Partners.com. The Company continues to consolidate Hollywood Partners.com, as it maintains controlling interest in the management of Hollywood Partners.com.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 21 - SUBSEQUENT EVENTS

         In January 2002, the Company entered into an Employment Agreement with the chief executive officer with a term through December 31, 2003, which provides for a lump sum compensation payable in the form of 20,000,000 shares of the Company's common stock.

         On January 2, 2002, HP entered into a Consulting Agreement with a term ending January 1, 2003, which provides for 1,000,000 shares of HP's common stock at $.015 per share.

         On January 15, 2002, HP entered into a Consulting Agreement with a term ending January 14, 2003, which provides for 400,000 shares of HP's common stock at $.01 per share.

         On February 5, 2002, HP entered into a Consulting Agreement with a term ending January 31, 2003, which provides for 10,200,000 shares of HP's common stock at $.01 per share.

         On February 5, 2002, HP entered into a Consulting Agreement with a term ending January 31, 2003, which provides for 2,400,000 shares of HP's common stock at $.01 per share.

         Throughout the first quarter of 2002, HP has been reviewing numerous entertainment projects and is in discussions relating to several strategic alliances and strategic mergers and/or acquisitions of companies.

         During January 2002, HP raised $25,000 of additional capital through the issuance of 25 shares of Series A Preferred Stock in AOSE that is convertible into common shares of HP at a liquidation preference of $1,000 per share, plus any outstanding but unpaid dividends.

         In February 2002, HP issued 16,000,000 shares to the chief executive officer as part of his compensation pursuant to the terms of his employment agreement with HP.