Form 10QSB
period 2002-03-31
VITAFORT INTERNATIONAL CORP
filed 2002-06-14
CIK 857139

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

                  For the quarterly period ended MARCH 31, 2002


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

            1925 CENTURY PARK EAST, 5TH FLOOR, LOS ANGELES, CA 90067
            --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (310) 364-3977
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve months ended December 31, 2001 (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

               Yes:      X               No:
                       -----                    -----

The number of shares of the Registrant's Common Stock, par value $.001 per share outstanding on June 13, 2002 is 21,099,288.
================================================================================

                       VITAFORT INTERNATIONAL CORPORATION

                                    CONTENTS


                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


ITEM 1.          Consolidated Financial Statements:

       Consolidated Balance Sheets
       March 31, 2002 (unaudited) and December 31, 2001 ................. 3

       Consolidated Statements of Operations (unaudited)
       for the Three Month Periods Ended March 31, 2002 and 2001 ........ 4

       Consolidated Statement of Stockholders' Deficiency (unaudited) ... 5

       Consolidated Statements of Cash Flows (unaudited)
       for the Three Month Periods Ended March 31, 2002 and 2001 ........ 6

       Notes to the Consolidated Financial Statements ................... 7-14


ITEM 2.

       Management's Discussion and Analysis of Financial Condition
       and Results of Operations ........................................ 15-16



                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Signature ............................................................... 17

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,       December 31,
                                                                                      ------------      ------------
                                                                                          2001              2001
                                                                                      ------------      ------------
                                                     ASSETS                            (unaudited)
                                                     ------
    CURRENT ASSETS
Cash and cash equivalents                                                             $         54      $    456,884
Restricted Cash                                                                               --              66,643
Prepaid expenses and other current assets                                                     --              11,629
                                                                                      ------------      ------------
    Total current assets                                                                        54           535,156
                                                                                      ------------      ------------
Property and Equipment
  Computer equipment                                                                       275,540           322,225
  Office equipment                                                                         109,654           109,654
  Manufacturing equipment                                                                  106,020           106,020
  Less accumulated depreciation                                                           (491,214)         (438,905)
                                                                                      ------------      ------------
    Total property and equipment                                                              --              98,994
                                                                                      ------------      ------------
Other assets                                                                                   875               875
                                                                                      ------------      ------------
  TOTAL ASSETS                                                                        $        929      $    635,024
                                                                                      ============      ============

                                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                    ----------------------------------------

    CURRENT LIABILITIES
Accounts payable and accrued expenses                                                 $  1,280,474      $  1,734,468
Capital lease obligations - Current                                                         16,060            16,060
Notes payable                                                                              241,875           672,857
Convertible notes payable                                                                     --              50,000
Due to related parties                                                                     241,432           561,016
                                                                                      ------------      ------------
    Total Liabilities                                                                    1,779,841         3,034,401
                                                                                      ------------      ------------
COMMITMENTS AND CONTINGENCIES                                                                 --                --

MINORITY INTEREST                                                                             --             225,750
                                                                                      ------------      ------------
    STOCKHOLDERS' DEFICIENCY
Series B, cumulative convertible preferred stock, $.01 par value; 110,000 shares authorized: 1,000 shares issued and outstanding, aggregate liquidation preference
of $50,000                                                                                      10                10
Series C, convertible preferred stock, $.01 par value; 450 shares authorized: 50
shares issued and outstanding, aggregate liquidation preference of $50,000                       1                 1
Common stock, $.0001 par value; 30,000,000 shares authorized;  21,099,288 and
21,099,288 shares issued and outstanding                                                     2,110             2,110
Additional paid-in capital                                                              30,898,550        29,904,053
Accumulated deficit                                                                    (32,679,583)      (32,531,301)
                                                                                      ------------      ------------
  Total Stockholders' Deficiency                                                        (1,778,912)       (2,625,127)
                                                                                      ------------      ------------

  TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIENCY                                     $        929      $    635,024
                                                                                      ============      ============

               The accompanying notes are an integral part of the consolidated financial statements

                                        3

                       VITAFORT INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months Ended
                                                               March 31,
                                                     -----------------------------
                                                        2002                2001
                                                     ---------           ---------
Net revenue                                          $    --             $    --

Cost of sales                                             --                  --
                                                     ---------           ---------
      Gross profit                                        --                  --
                                                     ---------           ---------
Operating expenses
  Research and development                                --                 5,633
  Sales and marketing                                     --                22,950
  General and administrative                           142,657             469,939
                                                     ---------           ---------
    Total operating expenses                           142,657             498,522
                                                     ---------           ---------
    Loss from operations                              (142,657)           (498,522)

Other income  (expense)
   Other income                                           --                16,639
   Interest expense                                     (5,625)            (10,875)
                                                     ---------           ---------
       Total other income (expense)                     (5,625)              5,764
                                                     ---------           ---------
   Loss before provision for income tax               (148,282)           (492,758)

Provision for income taxes                                --                  --
                                                     ---------           ---------
Net income (loss)                                    $(148,282)          $(492,758)
                                                     =========           =========

Basic and diluted net loss per common share          $   (0.01)          $   (0.02)
                                                     =========           =========

 The accompanying notes are an integral part of the consolidated financial statements

               VITAFORT INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                   FOR THE THREE MONTHS ENDING MARCH 31, 2002

                                                        Series B                     Series C
                                                       Convertible                  Convertible                 Common Stock
                                                     Preferred Stock              Preferred Stock        ---------------------------
                                                  Shares         Amount        Shares         Amount        Shares         Amount
                                               ------------   ------------  ------------   ------------  ------------   ------------
Balance, December 31, 2001                            1,000   $         10            50   $          1    21,099,288   $      2,110

Capital contribution (see note 7) (unaudited)          --             --            --             --            --             --

Net loss (unaudited)                                   --             --            --             --            --             --
                                               ------------   ------------  ------------   ------------  ------------   ------------

Balance, March 31, 2002 (unaudited)                   1,000   $         10            50   $          1    21,099,288   $      2,110
                                               ============   ============  ============   ============  ============   ============

                                                                                  Total
                                                 Additional                     Stockholder'
                                                  Paid-In      Accumulated        Equity
                                                  Capital         Deficit      (Deficiency)
                                                ------------   ------------    ------------
Balance, December 31, 2001                      $ 29,904,053   $(32,531,301)   $ (2,625,127)

Capital contribution (see note 7) (unaudited)        994,497           --      $    994,497

Net loss (unaudited)                                    --         (148,282)       (148,282)
                                                ------------   ------------    ------------

Balance, March 31, 2002 (unaudited)             $ 30,898,550   $(32,679,583)   $ (1,778,912)
                                                ============   ============    ============

 The accompanying notes are an integral part of the consolidated financial statements

                  VITAFORT INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                                       March 31,
                                                                                ------------------------
                                                                                  2002           2001
                                                                                ---------      ---------
Cash flows from operating activities:
    Net loss                                                                    $(148,282)     $(492,758)
    Depreciation and amortization                                                  80,661         17,341
   Allowance for doubtful accounts                                                   --            2,186
    Stock issued for services                                                        --           70,121
   Minority interest in consolidated subsidiary                                      --          241,241
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
         Accounts Receivable                                                         --            4,338
        Prepaid expenses and other current assets                                    --           21,457
        Other assets                                                                 --           (3,655)
        Accounts Payable and accrued expenses                                       3,986        141,176
                                                                                ---------      ---------
          Cash flow used in operating activities                                  (63,635)         1,447
                                                                                ---------      ---------

Cash flows from investing activities:                                                --             --

Cash flows from financing activities:
        Bank overdraft                                                              2,689           --
        Increase in due to related parties                                         61,000           --
                                                                                ---------      ---------
         Cash flow provided by financing activities                                63,689           --
                                                                                ---------      ---------

Increase (decrease) in cash and cash equivalents                                       54          1,447
Cash and cash equivalents, beginning                                                 --           22,632
                                                                                ---------      ---------

Cash and cash equivalents, ending                                               $      54      $  24,079
                                                                                =========      =========

Supplemental information:
Cash paid for:
   Income Taxes                                                                 $    --        $    --
                                                                                =========      =========
   Interest expense                                                             $    --        $    --
                                                                                =========      =========

 The accompanying notes are an integral part of the consolidated financial statements

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

          For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

          The accompanying consolidated financial statements include the accounts of Vitafort International Corporation and Subsidiaries, (the "Company"), organized under the laws of the State of Delaware on September 28, 1989 (previously organized under the laws of the State of California on February 7, 1986), and the following subsidiaries:

          a) Visionary Brands, Inc., ("Visionary"), organized under the laws of the State of Nevada on January 7, 1998 (owned 100% by the Company);

          b) Global International Sourcing, Inc. ("GIS"), organized under the laws of the State of Nevada on October 21, 1997 (inactive) (owned 100% by the Company);

          c) Great Grocers.com, Inc. ("GGI"), organized under the laws of the State of Delaware on April 24, 2000 (inactive) (owned 100% by the Company);

          d) Visionary Foods.com, Inc. ("VFI"), organized under the laws of the State of Delaware on April 24, 2000 (inactive) (owned 100% by the Company);

          e) Net Entree.com, Inc. ("NEI"), organized under the laws of the State of Delaware on May 23, 2000 (inactive) (owned 100% by the Company);

          All significant intercompany accounts and transactions have been eliminated in consolidation.

          As of December 31, 2001 and March 31, 2001, the consolidated financial statements include the accounts of Hollywood Partners.com, Inc. and Subsidiaries ("HP.com"). HP.com was a majority owned subsidiary as of December 31, 2001. (See note 7)

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Line of Business
          ----------------
          The Company was engaged in sourcing, developing and formulating products that it sold and marketed under brands for healthy food products, for licensed products and for low-priced sourced products through its wholly-owned subsidiary, Visionary. During the year ended December 31, 2000, the Company wound down the operations.

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

          Advertising Costs
          -----------------
          Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the quarters ended March 31, 2002 and 2001, no advertising expense was incurred.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

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

          The shares used in the computation of loss per share were as follows:

                                                     March 31,
                                                 2002        2001
                                                 ----        ----
                 Basic                        21,099,288  21,099,288
                                              ==========  ==========

                 Diluted                      21,099,288  21,099,288
                                              ==========  ==========

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements
          --------------------------------
          On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on January 1, 2002.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002.

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

          During August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company implemented SFAS No. 144 on January 1, 2002.

NOTE 2 -  LIQUIDITY AND GOING CONCERN

          The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Since its inception, the Company has suffered recurring losses from operations. For the three months ended March 31, 2002, the Company incurred a net loss of $148,282, has working capital deficiency of $1,779,787 and a stockholder's deficiency of $1,778,912. Also, in the first quarter, the Company became a minority owner of its subsidiary HP.com. (See note 7). These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

NOTE 3 -  RELATED PARTY TRANSACTIONS

          The Company has related party transactions with officers, directors and other related parties as follows:

          Due to Related Party
          -------------------------------
          Vitafort had the following related party transactions with certain officers, directors and consultants shareholders as follows:

                                                 March 31,   December 31,
                                                 --------      --------
                                                   2002          2001
                                                 --------      --------
             a)  Mark Beychok                    $112,368      $ 88,368
             b)  Mel Beychok                       25,200           200
             c)  Valerie Broadbent                 27,432        15,432
             d)  John Coppolino                    41,500        41,500
             e)  Hollywood Partners.com            34,932       415,516
                                                 --------      --------
                                                 $241,432      $561,016
                                                 ========      ========

             a) Mark Beychok, the former Chairman of the Board of Vitafort, is due a total of:

                  1) $57,368 from Vitafort for unpaid salary and severance pay and $72,000 as of March 31, 2002 on his consulting agreement dated October 1, 2001; and

                  2) Advances to the Company of $7,000 for overhead and operating expenses.

             b) Mel Beychok, a director and officer of Vitafort and the father of the former Chairman of the Board of Vitafort, loaned the Company $200 for overhead and operating expenses during the year ended December 31, 2001. In January 2002, the Company entered into an Employment Agreement with Mel Beychok. The term of the Agreement is for one year with total compensation of $100,000 payable with up to 20,000,000 shares of the Company's common stock. As of March 31, 2002, no shares had been issued and the Company has accrued $25,000 of compensation expense.

             c) Valerie Broadbent, a director and officer of Vitafort, as of March 31, 2002 and December 31, 2002, was owed $24,000 and $12,000, respectively, on her consulting agreement dated October 1, 2001. In addition Ms. Broadbent is owed $3,432 in unpaid salary as of March 31, 2002.

             d) John Coppolino, a former director and officer of Vitafort, as of March 31, 2002, was owed $41,500 in unpaid salary.

             e) The Company has been advanced $34,932 from Hollywood Partners.com, a former subsidiary, as of March 31, 2002, for operating purposes. (See also notes 1 and 7.) As of December 31, 2001, HP.com had related party loans totaling $415,516 which were consolidated.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

NOTE 4 -  NOTES PAYABLE
                                                 March 31,   December 31,
                                                 --------      --------
                                                   2002          2001
                                                 --------      --------
             a)     Inventory financing          $199,362      $199,362
             b)     Promissory notes                 --         429,857
             b)     Vendor note                    42,513        43,638
                                                 --------      --------

                                                 $241,875      $672,857
                                                 ========      ========

                  a) Throughout 1998, the Company entered into purchase order financing agreements with accredited investors, which provided the Company with $995,000 to purchase inventory. These advances bear interest at 3% per month and are due as the related receivables are collected. In addition, several lenders received options to purchase 410,000 shares of the Company's common stock at $1.00 per share, which was fair market value at the time. The exercise price was later reduced to $0.10 and $0.085 reflecting a subsequent decline in the fair market value of the Company's common stock. The Company has pledged its inventory as collateral for these advances. During 1999, the Company repaid $320,000 of these advances in cash and repaid $250,000 of the advances plus accrued interest thereon with the issuance of 500,000 shares of the Company's common stock, having a total value of $131,750. The difference between the fair market value of the Company's common stock issued and the carrying value of the advances and accrued interest repaid resulted in an extraordinary gain to the Company of $143,250. At March 31, 2002 and 2001, $199,362 and $199,362, respectively, of these advances were outstanding.

                  b) On September 1, 2001, Hollywood Partners.com entered into three note and warrant purchase agreements for the purchase of Hollywood Partners.com's 8% promissory notes due on March 31, 2002. During November 2001, Hollywood Partners.com received proceeds on these notes totaling $429,857 and the due date was changed to May 31, 2002. These notes included warrants to purchase 415,000 shares of Hollywood Partners.com's common stock at an exercise price of $.01 per share. The placement agent was paid a fee of $42,986 on this transaction. In addition, the placement agent received a warrant to purchase 152,500 shares of Hollywood Partners.com's common stock at an exercise price of $.01 per share. As of March 31, 2002, these notes were not included in the Company's financial statements as Hollywood Partners.com is no longer consolidated with the Company. (See notes 1 and 7.)

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

NOTE 5 -  COMMITMENTS  AND CONTINGENCIES

          Lease agreements
          ----------------
          The Company vacated the space it was sub-leasing from a subsidiary and is currently renting an executive office suite. Rent expense was $150 and $0 for the quarters ended March 31, 2002 and 2001, respectively.

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

          The Company is a party to legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied or for services rendered) that are typical for a company of its size and scope and serious financial condition, and these proceedings could be material to its financial condition or results of operations.

          Employment agreement
          --------------------
          In January 2002, the Company entered into an Employment Agreement with the chief executive officer with a term through December 31, 2002, which provides for a lump sum compensation payable in the form of 20,000,000 shares of the Company's common stock. At March 31, 2002, the shares have not as yet been issued for the three months ended March 31, 2002. The Company has accrued $25,000 of expense on this agreement.

          Consulting agreements
          ---------------------
          On October 1, 2001, the Company entered into a Consulting Agreement with the former Chairman of the Board with a term ending September 30, 2003, which provides for monthly compensation of $8,000. As of March 31, 2002, the Company is in arrears on the Consulting Agreement.

          On October 1, 2001, the Company entered into a Consulting Agreement with the President / Corporate Secretary / Chief Financial Officer with a term ending September 30, 2003, which provides for monthly compensation of $4,000. As of March 31, 2002, the Company is in arrears on the Consulting Agreement.

          Contingencies
          -------------
          The Company is a party to legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied) that are typical for a company of its size and scope and financial condition, and none of these proceedings are believed to be material to its financial condition or results of operations.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

NOTE 6 -  COMMON STOCK

          There was no common stock issued during the three month period ended March 31, 2002. (See note 7 for additions to paid in capital.)


NOTE 7 -  INVESTMENT IN SUBSIDIARY / MINORITY INTEREST

          As of March 31, 2001, the Company owned 4,457,629 shares of Hollywood Partners.com ("HP.com") which represented 45.7% of the outstanding shares of HP.com. This was controlling interest as of December 31, 2001. During the first quarter of 2002, the Company's ownership interest in HP.com was reduced to less than 10% when HP.com issued an aggregate of 23,300,000 shares of its common stock to various employees and consultants for services performed. In January 2002, these shares were collateralized to the chief executive officer as consideration for loans made to the Company for operating expenses. For the year ending December 31, 2002, HP.com will be accounted for as an investment whose basis has been reduced to $0. During the three months ended March 31, 2001, the Company recorded a capital contribution totaling $994,497 relating to losses in excess of its basis in HP.com.


NOTE 8 -  SUBSEQUENT EVENTS

          The Company is continuing to seek additional capital to sustain its operations, but has been unsuccessful in its efforts.

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


Three Months Ended March 31, 2002 and 2001
------------------------------------------

RESULTS OF OPERATIONS:

Due to quality control problems at the Company's manufacturer of "Peanut Squeeze," Haarmann & Reimer, the Company was forced to shut down production during 2000, resulting in lost revenues and significant damages, including lost sales and shelf space, lost promotional costs and expenses associated with introducing and marketing Peanut Squeeze, and damage to the Company's distribution network of brokers and distributors. This resulted in severe losses and significant damage to the Company's infrastructure. In addition, the resulting problems made it nearly impossible to raise the capital needed to continue operations during 2001 and into the first quarter of 2002.

The Company continues to explore other business opportunities and is attempting to raise capital, but thus far has been unsuccessful. No assurance can be given that the Company will be successful in that regard. In the event the Company is not successful, it is unlikely that there would be any amounts available for distribution to the Company's stockholders.

During the first quarter of 2002, the Company's ownership interest in Hollywood Partners.com ("HP.com") was reduced to less than 10% when HP.com issued an aggregate of 23,300,000 shares of its common stock to various employees and consultants. In January 2002, these shares were collateralized to the chief executive officer as consideration for loans to be made to the Company for operating expenses. HP.com will no longer be consolidated with the Company as it no longer has controlling interest in the stock.

NET REVENUES:

For the three months ended March 31, 2002 and 2001, the Company had no revenues.

GROSS PROFIT:

For the three months ended March 31, 2002 and March 31, 2001, there was no gross profit due to the Company's shutdown of operations during 2000.

RESEARCH AND DEVELOPMENT:

Total research and development expenses for product development for the three months ended March 31, 2002 were $0 compared to $5,633 for the same period in 2001, a decrease of $5,633 or 100%. The decrease in research and development expenses is due primarily to the Company's shutting down manufacturing operations.

SALES AND MARKETING:

Total sales and marketing expenses for the quarter ended March 31, 2002, were $0, compared to $22,950 for the three months ended March 31, 2001, a decrease of $22,950, or 100%. The decrease was primarily due to the Company phasing out its product distribution.

GENERAL AND ADMINISTRATIVE:

For the three months ended March 31, 2002, total general and administrative expenses were $142,657, compared to $469,939 for the three months ended March 31, 2001, a decrease of $327,282, or 70%. This was due to the shutdown of operations.

OTHER INCOME (EXPENSE):

For the three months ended March 31, 2002, other expenses were $5,625 compared to income of $5,764 for the three months ended March 31, 2001, a decrease of $11,389. This decrease was due to the Company's settlements during 2001.


LIQUIDITY AND CAPITAL RESOURCES:
                                                         Three Months Ended
                                                              March 31,
                                                         2002           2001
                                                     -----------    -----------

Net Cash Used in Operating Activities                $   (63,635)   $     1,447
Net Cash Provided by Investing Activities                   --             --
Net Cash Provided by (Used in) Financing Activities       63,689           --
Working Capital                                      $(1,779,787)   $(2,499,245)


The Company continues to suffer recurring losses from operations as of March 31, 2002, and has not generated sufficient revenue-producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion on the Company's December 31, 2001 financial statements, which indicates there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to significantly curtail operations.

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




                       VITAFORT INTERNATIONAL CORPORATION
                                    (Company)





                                          /s/   Mel Beychok
                                          --------------------------------------
                                          Chief Executive Officer



                                          /s/   Valerie A. Broadbent
                                          --------------------------------------
                                          Valerie A. Broadbent
                                          Chief Financial Officer









                               Date: June 13, 2002