Form 10QSB
period 2002-06-30
VITAFORT INTERNATIONAL CORP
filed 2002-09-12
CIK 857139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002


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

           Yes:     X          No:
                -------          ------

The number of shares of the Registrant's common stock, $.0001 per share par value, outstanding on September 11, 2002 is 21,099,288.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                                    CONTENTS


                         PART I - FINANCIAL INFORMATION


                                                                  Page No.
Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheet (Unaudited)                   3

            Consolidated Statements of Operations (Unaudited)        4

            Consolidated Statements of Cash Flows (Unaudited)        5

            Notes to Consolidated Financial Statements (Unaudited)   6-10

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations            11-12


                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings                                        13

Item 2.     Changes in Securities                                    13

Item 3.     Defaults by the Company upon its Senior Securities       13

Item 4.     Submission of Matters to a Vote of Security Holders      13

Item 5.     Other Information                                        13

Item 6.     Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                           14

CERTIFICATION                                                        14

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                     June 30,
                                                                       2002
                                                                   -------------
ASSETS
Cash and cash equivalents                                          $          -
Property and equipment, net of accumulated
depreciation of $491,214 and $438,905, respectively                           -
                                                                   -------------

                                                                   $          -
                                                                   =============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $  1,295,480
  Capital lease obligations                                              16,060
  Notes payable                                                         241,875
  Due to related parties                                                325,932
                                                                   -------------
    Total liabilities                                                 1,879,347
                                                                   -------------

STOCKHOLDERS' DEFICIENCY
  Series B, cumulative preferred stock; $0.01 par value;
  110,000 shares authorized; 1,000 shares issued and outstanding,
  aggregate liquidation preference of $50,000                                10
  Series C, convertible preferred stock; $0.01 par value;
  450 shares authorized; 50 shares issued and outstanding
  aggregate liquidation preference of $50,000                                 1
  Common stock; $0.0001 par value; 30,000,000 shares authorized;
  21,099,288 shares issued and outstanding                                2,110
  Additional paid-in-capital                                         30,898,550
  Accumulated deficit                                               (32,780,018)
                                                                   -------------
    Total stockholders' deficiency                                   (1,879,347)
                                                                   -------------

                                                                   $          -
                                                                   =============

     The accompanying notes are an integral part of the consolidated financial statements.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       For  the                   For  the
                                                  Three  Months  Ended       Six  Months  Ended
                                                       June  30,                  June  30,
                                              ------------------------------------------------------
                                                  2002          2001          2002          2001
                                              ------------------------------------------------------
Net revenue                                        $    -       $     -     $       -      $      -

Selling, general and administrative expenses       93,561             -       236,218       (60,000)
                                              ------------------------------------------------------

Loss from operations                              (93,561)            -      (236,218)      (60,000)

Interest expense, net                              (6,875)       (6,000)      (12,500)      (12,000)
                                              ------------------------------------------------------

Loss before provision for income taxes and
 discontinued operations
                                                 (100,436)       (6,000)     (248,718)      (72,000)

Provision for income taxes                              -             -             -             -
                                              ------------------------------------------------------

Loss before discontinued operations              (100,436)       (6,000)     (248,718)      (72,000)

Discontinued operations                                 -      (138,040)            -      (564,798)
                                              ------------------------------------------------------

Net loss                                      $  (100,436)  $  (144,040)  $  (248,718)  $  (636,798)
                                              ======================================================
Loss per share - basic and diluted:
  Loss per share - continuing operations      $     (0.00)  $     (0.00)  $     (0.01)  $     (0.00)
  Loss per share - discontinued operations          (0.00)        (0.01)        (0.00)        (0.03)
                                              ------------------------------------------------------

Net loss per share - basic and diluted        $     (0.00)  $     (0.01)  $     (0.01)  $     (0.03)
                                              ============  ============  ============  ============

Basic and diluted weighted
  average shares of common
  stock                                        21,099,288    21,099,288    21,099,288    21,099,288
                                              ============  ============  ============  ============

     The accompanying notes are an integral part of the consolidated financial statements.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                             Six Months Ended
                                                                 June 30,
                                                          ----------------------

                                                             2002        2001
                                                          ---------- -----------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
 Net loss                                                 $(248,718)  $(636,798)
  Adjustments to reconcile net loss to net cash used for
  operating activities:
    Depreciation and impairment expense                      81,536      20,000
    Bad debt expense                                              -       2,186
  Changes in operating assets and liabilities:
     (Increase) decrease in assets:
       Prepaid expenses and other current assets                  -      70,899
        Accounts receivable                                       -       2,152
        Other assets                                            996           -
      Increase in liabilities:
        Accounts payable and accrued expenses                23,375     249,959
        Due to related parties                              122,000           -
                                                          ---------- -----------
NET CASH USED FOR OPERATING ACTIVITIES                      (20,811)   (291,602)
                                                          ---------- -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Bank overdraft                                             (2,689)      7,321
  Payments on capital lease                                       -      (2,088)
  Additional paid in capital                                      -     263,737
  Increase in due to related parties                         23,500           -
                                                          ---------- -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    20,811     268,970
                                                          ---------- -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         -     (22,632)

CASH AND CASH EQUIVALENTS - BEGINNING                             -      22,632
                                                          ---------- -----------
CASH AND CASH EQUIVALENTS - ENDING                        $       -   $       -
                                                          ==========  ==========

CASH PAID DURING THE PERIOD FOR:
     Interest expense                                     $       -   $       -
                                                          ==========  ==========

     Income taxes                                         $       -   $       -
                                                          ==========  ==========
NON-CASH  INVESTING  ACTIVITY:
    Discontinued operations - Hollywood Partners.com      $ 994,497   $       -
                                                          ==========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002

NOTE  1  -          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation
-----------------------
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

The accompanying consolidated financial statements include the accounts of Vitafort International Corporation and Subsidiaries (the "Company"), organized under the laws of the State of Delaware on September 28, 1989 (previously organized under the laws of the State of California on February 7, 1986), and the following subsidiaries:

a) Visionary Brands, Inc., ("Visionary"), organized under the laws of the State of Nevada on January 7, 1998 (inactive) (owned 100% by the Company);

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

c) Great Grocers.com, Inc. ("GGI"), organized under the laws of the State of Delaware on April 24, 2000 (inactive) (owned 100% by the Company);

d) Visionary Foods.com, Inc. ("VFI"), organized under the laws of the State of Delaware on April 24, 2000 (inactive) (owned 100% by the Company);

e) Net Entr e.com, Inc. ("NEI"), organized under the laws of the State of Delaware on May 23, 2000 (inactive) (owned 100% by the Company)

All significant intercompany accounts and transactions have been eliminated in consolidation.

As of June 30, 2001 and December 31, 2001, the consolidated financial statements include the accounts of Hollywood Partners.com, Inc. and Subsidiaries ("HP.com"). HP.com was a majority owned subsidiary as of December 31, 2001. (See Note 6)

Line  of  Business
------------------
The Company was engaged in sourcing, developing and formulating products that it sold and marketed under brands for healthy food products, for licensed products and for low-priced sourced products through its wholly-owned subsidiary, Visionary. During the year ended December 31, 2000, the Company wound down its operations.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002

NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)


Use  of  Estimates
------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.


Recent  Accounting  Pronouncements
----------------------------------
On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the FASB, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 as of January 1, 2002, and has concluded that the adoption has no material impact to the Company's financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 as of January 1, 2002, and has concluded that the adoption has no material impact to the Company's financial position or results of operations.

During August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligation" was issued. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

During August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company implemented SFAS No. 144 as of January 1, 2002, and has concluded that the adoption has no material impact to the Company's financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002


NOTE  1  -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE  2  -      LIQUIDITY  AND  GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Since its inception, the Company has suffered recurring losses from operations. For the six months ended June 30, 2002, the Company incurred a net loss of $248,718, had a working capital deficiency of $1,879,347 and a stockholders' deficiency of $32,780,018. Also, in the first quarter of 2002, the Company became a minority owner of its subsidiary, HP.com. (See Note 6). These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE  3  -     RELATED  PARTY  TRANSACTIONS

The Company had the following related party transactions with certain officers, directors, consultants and shareholders as of June 30, 2002:

         a)  Mark  Beychok             $  136,368
         b)  Mel  Beychok                  73,700
         c)  Valerie  Broadbent            39,432
         d)  John  Coppolino               41,500
         e)  Hollywood  Partners.com       34,932
                                       -----------
                                       $  325,932
                                       ===========

a) Mark Beychok, the former Chairman of the Board of the Company, is due a total of $136,368 as of June 30, 2002, which consists of $40,368 for unpaid salary, advances and severance pay, and $96,000 in relation to his consulting agreement dated October 1, 2001.

b) Mel Beychok, a director and officer of the Company, is due a total of $23,700 as of June 30, 2002, for a loan made for overhead and operating expenses. In January 2002, the Company entered into an employment agreement with Mel Beychok. The term of the agreement is for one year with total compensation of $100,000, payable in cash or up to 20,000,000 shares of the Company's common stock. As of June 30, 2002, no shares had been issued and the Company has accrued $50,000 of compensation expense.

c) Valerie Broadbent, a director and officer of the Company, is due a total of $36,000 as of June 30, 2002, in relation to a consulting agreement dated October 1, 2001. In addition, Valerie Broadbent is due a total of $3,432 as of June 30, 2002, in unpaid salary.

d) John Coppolino, a former director and officer of the Company, is due a total of $41,500 as of June 30, 2002, in unpaid salary.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002


NOTE  3  -     RELATED  PARTY  TRANSACTIONS  (Continued)

e) The Company owes a total of $34,932 as of June 30, 2002, for funds advanced from a former subsidiary for operating purposes. (See Notes 1 and 6)

NOTE  4  -     NOTES  PAYABLE

The  Company  had  the  following  notes  payable  as  of  June  30,  2002:


     a)  Inventory  financing     $  199,362
     b)  Vendor  notes                42,513
                                  -----------
                                  $  241,875
                                  ===========

     a) Throughout 1998, the Company entered into purchase order financing agreements with accredited investors, which provided the Company with financing to purchase inventory. These advances bore interest at the rate of 3% per month and were due as the related receivables were collected. The Company had pledged its inventory as collateral for these advances. As of June 30, 2002, $199,362 of these advances were outstanding.

     b) As of June 30, 2002, the Company has various vendor notes which relate to expenses incurred during the year ended December 31, 2000.


NOTE  5  -     COMMITMENTS  AND  CONTINGENCIES


Litigation
----------
The Company filed suit against the manufacturer of the peanut filling for Peanut Squeeze, Haarmann & Reimer ("Peanut Squeeze"). The Company is seeking damages for the manufacturer's inability to meet product specifications. As a result, the Company incurred significant damages including lost sales and shelf space, lost promotional costs and expenses associated with introducing and marketing Peanut Squeeze, and damage to the Company's distribution network of brokers and distributors.

The Company is a party to various legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied or for services rendered) that are typical for a company of its size and scope and serious financial condition, and these proceedings could be material to its financial condition or results of operations.

NOTE  6  -     DISCONTINUED  OPERATIONS

As of December 31, 2001, the Company owned 4,457,629 shares of HP.com, representing 45.7% of the outstanding shares, which was a controlling interest. During the first quarter of 2002, the Company's ownership interest in HP.com was reduced to less than 10% when HP.com issued an aggregate of 23,300,000 shares of its common stock to various employees and consultants for services performed. For the year ending December 31, 2002, HP.com will be accounted for as an investment whose basis has been reduced to $0. During the six months ended June 30, 2002, the Company recorded a capital contribution totaling $994,497 relating to losses in excess of its basis in HP.com.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002

NOTE  7  -     IMPAIRMENT  EXPENSE

During the six months ended June 30, 2002, the Company impaired certain property and equipment totaling $81,536 pursuant to the rules under SFAS No. 144.

NOTE  8  -     SUBSEQUENT  EVENTS

The Company has made efforts to obtain additional capital to sustain its operations, but has been unsuccessful in its efforts.

On July 8, 2002, the Board of Directors completed the transfer of the 4,457,629 shares of HP.com, valued at approximately $45,000 as of the close of business on June 30, 2002, to Mel Beychok as consideration and repayment for loaning the Company $23,700. The Board previously authorized the transfer of these shares in January 2002.

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


THREE  MONTHS  AND  SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001
------------------------------------------------------------------

RESULTS  OF  OPERATIONS

Due to quality control problems at the Company's manufacturer of Peanut Squeeze, Haarmann & Reimer ("Peanut Squeeze"), the Company was forced to shut down production during 2000, resulting in lost revenues and significant damages, including lost sales and shelf space, lost promotional costs and expenses associated with introducing and marketing Peanut Squeeze, and damage to the Company's distribution network of brokers and distributors. This resulted in severe losses and significant damage to the Company's infrastructure. In addition, the resulting problems made it nearly impossible to raise the capital needed to continue operations during 2001 and into the second quarter of 2002.

The Company continues to explore other business opportunities and is attempting to raise capital, but thus far has been unsuccessful. No assurance can be given that the Company will be successful in that regard. In the event the Company is not successful, it is unlikely that there would be any amounts available for distribution to the Company's stockholders.

During the first quarter of 2002, the Company's ownership interest in Hollywood Partners.com ("HP.com") was reduced to less than 10% when HP.com issued an aggregate of 23,300,000 shares of its common stock to various employees and consultants. In January 2002, these shares were collateralized to the chief executive officer as consideration for loans to be made to the Company for operating expenses. HP.com will no longer be consolidated with the Company, as it no longer has a controlling interest in the stock.

NET  REVENUES

For the three months and six months ended June 30, 2002 and 2001, the Company had no revenues.

GROSS  PROFIT

For the three months and six months ended June 30, 2002 and 2001, there was no gross profit due to the Company's shutdown of operations.

RESEARCH  AND  DEVELOPMENT

Total research and development expenses for product development for the three months and six months ended June 30, 2002 and 2001 were $0 due primarily to the Company's shut down of manufacturing operations.

 LIQUIDITY  AND  CAPITAL  RESOURCES

                                                     Six  Months  Ended
                                                          June  30,
                                                          ---------
                                                    2002               2001
                                                    ----               ----

Net  cash  used  for  operating  activities       $(20,811)         $(291,602)
Net  cash  provided  by  financing  activities      20,811            268,970
Working  capital  (deficiency)                  (1,879,347)        (2,309,406)

The Company continues to suffer recurring losses from operations as of June 30, 2002, and has not generated any revenues to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion on the Company's December 31, 2001 financial statements, which indicates there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to significantly curtail operations.

SUBSEQUENT  EVENTS

The Company has made efforts to obtain additional capital to sustain its operations, but has been unsuccessful in its efforts.

On July 8, 2002, the Board of Directors completed the transfer of the 4,457,629 shares of HP.com, valued at approximately $45,000 as of the close of business on June 30, 2002, to Mel Beychok as consideration and repayment for loaning the Company $23,700. The Board previously authorized the transfer of these shares in January 2002.

                           PART II--OTHER INFORMATION


Item 1.       Legal Proceedings.

              None

Item 2.      Changes in Securities.

              None

Item  3.      Defaults  by  the  Company  upon  its  Senior  Securities.

              None.

Item 4.       Submission of Matters to a Vote of Security Holders.

              None

Item 5.       Other Information.

              None

Item 6.       Exhibits and Reports on Form 8-K.

              (a) Form 8-K filed on September 11, 2002 - change of auditor

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       VITAFORT INTERNATIONAL CORPORATION
                       ----------------------------------
                                    (Company)

                      /s/   Mel Beychok
                       ----------------------------------
                            Chief Executive Officer

                      /s/   Valerie A. Broadbent
                      -----------------------------------
                              Valerie A. Broadbent
                       President/ Chief Financial Officer

                            Date: September 11, 2002


                                  CERTIFICATION

In connection with the Quarterly Report of Vitafort International Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, the Chief Executive Officer and President/ Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.


Date:  September  11,  2002


                      /s/   Mel Beychok
                     ----------------------------------
                            Chief Executive Officer

                     /s/   Valerie A. Broadbent
                     -------------------------------------
                              Valerie A. Broadbent
                       President/ Chief Financial Officer