Form 10QSB
period 2002-09-30
VITAFORT INTERNATIONAL CORP
filed 2002-11-15
CIK 857139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2002


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-18438
                                                -------


                       VITAFORT INTERNATIONAL CORPORATION
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                 68-0110509
             --------                                 ----------
    (State or other Jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification Number)

            1925 CENTURY PARK EAST, 5TH FLOOR, LOS ANGELES, CA 90067
                    (Address of principal executive offices)
                                   (Zip Code)


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

                 Yes:    X                    No:
                     ----------                  -----------

The number of shares of the Registrant's common stock, $.0001 per share par value, outstanding on November 14, 2002 is 21,099,288.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES

                                    CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                 PAGE NO.
                                                                           ------------------

         Item 1.   Consolidated Financial Statements:

                       Consolidated Balance Sheet (Unaudited)                       3

                       Consolidated Statements of Operations (Unaudited)            4

                       Consolidated Statements of Cash Flows (Unaudited)            5

                   Notes to Consolidated Financial Statements (Unaudited)         6-10

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Plan of Operations                    11-12


                   PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings                                               13

         Item 2.   Changes in Securities                                           13

         Item 3.   Defaults by the Company upon its
                   Senior Securities                                               13

         Item 4.   Submission of Matters to a Vote of
                   Security Holders                                                13

         Item 5.   Other Information                                               13

         Item 6.   Exhibits and Reports on Form 8-K                                13

         CERTIFICATIONS                                                            14-15

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2002




ASSETS
Cash and cash equivalents                                                                        $     --
                                                                                            ------------------

                                                                                                 $     --
                                                                                            ==================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                          $  1,318,596
  Notes payable                                                                                       241,875
  Due to related parties                                                                              388,450
                                                                                            ------------------
     Total current liabilities                                                                      1,948,921
                                                                                            ------------------

STOCKHOLDERS' DEFICIENCY
  Series B, cumulative preferred stock; $0.01 par value;
  110,000 shares authorized; 1,000 shares issued and outstanding,
  aggregate liquidation preference of $50,000                                                              10
  Series C, convertible preferred stock; $0.01 par value;
  450 shares authorized; 50 shares issued and outstanding
  aggregate liquidation preference of $50,000                                                               1
  Common stock; $0.0001 par value; 30,000,000 shares authorized;
  21,099,288 shares issued and outstanding                                                              2,110
  Additional paid-in-capital                                                                       30,898,550
  Accumulated deficit                                                                            (32,849,592)
                                                                                            ------------------
    Total stockholders' deficiency                                                                (1,948,921)
                                                                                            ------------------

                                                                                                  $      --
                                                                                            ==================





The accompanying notes are an integral part of the consolidated financial statements.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                    -------------------------------------------------------
                                                      2002            2001            2002           2001
                                                    -------------------------------------------------------
Net revenue ................................   $       --      $       --      $       --      $       --

Selling, general and administrative expenses         65,199          10,000         301,416          70,000
                                               ------------    ------------    ------------    ------------

Loss from operations .......................        (65,199)        (10,000)       (301,416)        (70,000)

Interest expense, net ......................         (4,375)         (9,325)        (16,875)        (29,525)

                                               ------------    ------------    ------------    ------------

Loss before provision for income taxes and
discontinued operations ....................        (69,574)        (19,325)       (318,291)        (99,525)


Provision for income taxes .................           --              --              --              --
                                               ------------    ------------    ------------    ------------

Loss before discontinued operations ........        (69,574)        (19,325)       (318,291)        (99,525)

Discontinued operations ....................           --          (253,788)           --          (810,386)
                                               ------------    ------------    ------------    ------------

Net loss ...................................   $    (69,574)   $   (273,113)   $   (318,291)   $   (909,911)

                                               ============    ============    ============    ============

Loss per share - basic and diluted:
  Loss per share - continuing operations ...   $      (0.00)   $      (0.00)   $      (0.01)   $      (0.00)

  Loss per share - discontinued operations .          (0.00)          (0.00)          (0.01)          (0.03)

                                               ------------    ------------    ------------    ------------

Net loss per share - basic and diluted .....   $      (0.00)   $      (0.01)   $      (0.01)   $      (0.03)
                                               ============    ============    ============    ============

 Basic and diluted weighted
  average shares of common
  stock ....................................     21,099,288      21,099,288      21,099,288      21,099,288
                                               ============    ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                             ---------------------------------
                                                                    2002             2001
                                                             ------------------ --------------


CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
 Net loss ..............................................        $(318,291)        $(909,911)

  Adjustments to reconcile net loss to net cash used for
  operating activities:
    Depreciation and impairment expense ................           81,536            30,000
    Bad debt expense ...................................             --               2,186
    Stock issued for services ..........................             --              70,121
    Minority interest ..................................             --             241,241
  Changes in assets and liabilities:
     (Increase) decrease in assets:
       Prepaid expenses and other current assets .......             --              70,899
        Accounts receivable ............................             --               4,338
        Other assets ...................................              996              --
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses ..........           30,430           469,148
        Due to related parties .........................          184,518              --
                                                                ---------         ---------

NET CASH USED FOR OPERATING ACTIVITIES .................          (20,811)          (21,978)
                                                                ---------         ---------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Bank overdraft .......................................           (2,689)            3,522
  Payments on capital lease ............................             --                --
  Additional paid-in capital ...........................             --                --
   Increase in due to related parties ..................           23,500              --
   Payments on notes payable ...........................             --              (4,176)
                                                                ---------         ---------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ...           20,811              (654)
                                                                ---------         ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............             --             (22,632)

CASH AND CASH EQUIVALENTS - BEGINNING ..................             --              22,632
                                                                ---------         ---------
 CASH AND CASH EQUIVALENTS - ENDING .....................        $    --           $    --
                                                                =========         =========

CASH PAID DURING THE PERIOD:
     Interest expense ..................................        $    --           $    --
                                                                =========         =========
     Income taxes ......................................        $    --           $    --
                                                                =========         =========


NON-CASH INVESTING ACTIVITY:
Discontinued operations - Hollywood Partners.com  (See Note 6)  $ 994,497         $    --
                                                                =========         =========

                                                                                             Nine Months Ended
                                                                                               September 30,

                                                                                           2002              2001
                                                                                           ----              ----
Supplemental disclosure of non-cash operating,
   investing and financing activities

        Stock issued for prepaid consulting services .............                             --           10,000
        Modification of options ..................................                             --           60,121
        Contribution to equity of subsidiary by shareholders .....                             --          252,087
            allocated to minority interest


The accompanying notes are an integral part of the consolidated financial statements.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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

     As of September 30, 2001 and December 31, 2001, the consolidated financial statements include the accounts of Hollywood Partners.com, Inc. and Subsidiaries ("HP.com"). HP.com was a majority owned subsidiary as of December 31, 2001. (See Note 6)

     LINE OF BUSINESS
     The Company was engaged in sourcing, developing and formulating products that it sold and marketed under brands for healthy food products, for licensed products and for low-priced sourced products through its wholly-owned subsidiary, Visionary. During the year ended December 31, 2000, the Company wound down its operations.

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

     RECENT ACCOUNTING PRONOUNCEMENTS
     On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the FASB, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 as of January 1, 2002, and has concluded that the adoption has no material impact to the Company's financial position or results of operations.

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

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that this SFAS will not have a significant impact on its results of operations or financial position.

NOTE 2 - LIQUIDITY AND GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Since its inception, the Company has suffered recurring losses from operations. For the nine months ended September 30, 2002, the Company incurred a net loss of $318,291, had a working capital deficiency of $1,948,921 and an accumulated deficit of $32,849,592. Also, in the first quarter of 2002, the Company became a minority owner of its subsidiary, HP.com. (See Note 6). These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

     The Company had the following related party transactions with certain officers, directors, consultants and shareholders as of September 30, 2002:

        a) Mark Beychok                                        $ 160,368
        b) Mel Beychok                                            99,700
        c) Valerie Broadbent                                      51,950
        d) John Coppolino                                         41,500
        e) Hollywood Partners.com                                 34,932
                                                             -----------
                                                               $ 388,450
                                                             ===========

     a) Mark Beychok, the former Chairman of the Board of the Company, is due a total of $160,368 as of September 30, 2002, which consists of $64,368 for unpaid salary, advances and severance pay, and $96,000 in relation to his consulting agreement dated October 1, 2001.

     b) Mel Beychok, a director and officer of the Company, is due a total of $24,700 as of September 30, 2002, for a loan made for overhead and operating expenses. In January

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

          2002, the Company entered into an employment agreement with Mel Beychok. The term of the agreement is for one year with total compensation of $100,000, payable in cash or up to 20,000,000 shares of the Company's common stock. As of September 30, 2002, no shares had been issued and the Company has accrued $75,000 of compensation expense.

     c) Valerie Broadbent, a director and officer of the Company, is due a total of $48,000 as of September 30, 2002, in relation to a consulting agreement dated October 1, 2001. In addition, Valerie Broadbent is due a total of $3,950 as of September 30, 2002, in unpaid salary and advances.

     d) John Coppolino, a former director and officer of the Company, is due a total of $41,500 as of September 30, 2002, in unpaid salary.

     e) The Company owes a total of $34,932 as of September 30, 2002, for funds advanced from a former subsidiary for operating purposes. (See Notes 1 and 6)

NOTE 4 - NOTES PAYABLE

     The Company had the following notes payable as of September 30, 2002:

             a)   Inventory financing               $ 199,362
             b)  Vendor notes                          42,513
                                                    -----------
                                                    $ 241,875
                                                    ===========

     a) Throughout 1998, the Company entered into purchase order financing agreements with accredited investors, which provided the Company with financing to purchase inventory. These advances bore interest at the rate of 3% per month and were due as the related receivables were collected. The Company had pledged its inventory as collateral for these advances. As of September 30, 2002, $199,362 of these advances were outstanding and the Company is in default on the agreements.

     b) As of September 30, 2002, the Company has various vendor notes which relate to expenses incurred during the year ended December 31, 2000. The Company is in default on the notes.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

     LITIGATION
     The Company filed suit against the manufacturer of the peanut filling for Peanut Squeeze, Haarmann & Reimer ("Peanut Squeeze"). The Company is seeking damages for the manufacturer's inability to meet product specifications. As a result, the Company incurred significant damages including lost sales and shelf space, lost promotional costs and expenses associated with introducing and marketing Peanut Squeeze, and damage to the Company's distribution network of brokers and distributors.

     The Company is a party to various legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied or for services rendered) that are typical for a company of its size and scope and serious financial

                       VITAFORT INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

     condition, and these proceedings could be material to its financial condition or results of operations.

NOTE 6 - DISCONTINUED OPERATIONS

     As of December 31, 2001, the Company owned 4,457,629 shares of HP.com, representing 45.7% of the outstanding shares, which was a controlling interest. During the first quarter of 2002, the Company's ownership interest in HP.com was reduced to less than 10% when HP.com issued an aggregate of 23,300,000 shares of its common stock to various employees and consultants for services performed. For the year ending December 31, 2002, HP.com will be accounted for as an investment whose basis has been reduced to $0. During the nine months ended September 30, 2002, the Company recorded a capital contribution totaling $994,497 relating to losses in excess of its basis in HP.com.

NOTE 7 - IMPAIRMENT EXPENSE

     During the nine months ended September 30, 2002, the Company has determined there to be an impairment of certain property and equipment totaling $81,536, pursuant to the rules under SFAS No. 144.

NOTE 8 - SUBSEQUENT EVENTS

     The Company has made efforts to obtain additional capital to sustain its operations, but has been unsuccessful in its efforts.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
           OPERATIONS


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


THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

PLAN OF OPERATIONS

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

 LIQUIDITY AND CAPITAL RESOURCES

                                                                    Nine Months Ended
                                                                       SEPTEMBER 30,
                                                                 2002               2001
                                                            ------------        -----------

Net cash used for operating activities .............        $   (20,811)        $   (21,978)
Net cash provided by (used for) financing activities             20,811                (654)
Working capital (deficiency) .......................         (1,948,921)         (2,572,519)

The Company continues to suffer recurring losses from operations as of September 30, 2002, and has not generated any revenues to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion on the Company's December 31, 2001 financial statements, which indicates there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to significantly curtail operations.

SUBSEQUENT EVENTS

The Company has made efforts to obtain additional capital to sustain its operations, but has been unsuccessful in its efforts.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Plan of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and accruals for other liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

ITEM 4.     CONTROLS AND PROCEDURES

     Based on the evaluation of the Company's disclosure controls and procedures by Mel Beychok, the Company's Chief Executive Officer, and Valerie A. Broadbent, the Company's Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                  None

Item 5.   Other Information.

                  None

Item 6.   Exhibits and Reports on Form 8-K.

                  None

                                  CERTIFICATION


     I, Valerie A. Broadbent, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Vitafort International Corporation;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                 /s/  Valerie  A.  Broadbent
                                             -----------------------------------
                                                      Valerie  A.  Broadbent
                                                             President

                                  CERTIFICATION


     I, Valerie A. Broadbent, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Vitafort International Corporation;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                 /s/  Valerie  A.  Broadbent
                                             -----------------------------------
                                                      Valerie  A.  Broadbent
                                                      Chief Financial Officer